Form 10QSB
period 1999-09-30
ICEBERG CORP OF AMERICA
filed 1999-11-22
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 1999

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                     Commission File No. 000-28051


                    ICEBERG CORPORATION OF AMERICA
  -------------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                             95-4763671
(State or other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                  Identification No.)


P.O. Box 8251, St. John's, Newfoundland, Canada                 A1B 3N4
(Address of principal executive offices)                     (Zip code)


Issuer's telephone number:                               (709) 739-5731



Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]    NO [ ]

    As of September 30, 1999: 4,685,085 shares of Common Stock and 4,506,106 shares of Special Common Stock were issued and outstanding.

         TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                                PART I

ITEM 1.  FINANCIAL STATEMENTS


                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                                  CONSOLIDATED BALANCE SHEETS
                                          (unaudited)
                                           _________
                                 (all amounts in U.S. dollars)


                                                            September      September
                                                            30, 1999       30, 1998
ASSETS
Current assets
  Cash and cash equivalents                             $    100,808     $   17,844
  Trade accounts receivable, less allowance
    for doubtful accounts of $5,734, and $17,067,
    respectively                                             233,298        127,904
  Inventory                                                  662,482        203,839
  Prepaid expenses                                            43,583          4,163
                                                            ---------      ---------
Total current assets                                       1,040,171        353,750

Property, plant and equipment, net                         1,762,641        763,129
Goodwill                                                     248,033        305,613
                                                            ---------      ---------
Total assets                                            $  3,050,845     $1,422,492
                                                            =========      =========

LIABILITIES
Current liabilities
  Accounts payable                                      $    953,306     $  490,666
  Accrued liabilities                                        151,860         12,593
  Deferred government grant                                        -         81,635
  Due to shareholders                                        452,002         89,234
  Current portion of long term debt                           45,037         42,721
                                                            ---------      ---------
Total current liabilities                                  1,602,205        716,849

Long term debt                                               854,060        384,447
                                                            ---------      ---------
Total liabilities                                          2,456,265      1,101,296
                                                            ---------      ---------


SHAREHOLDERS' EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 4,685,085 and 2,031,098 shares issued
  and outstanding in 1999 and 1998 respectively                  468            203
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,506,106 and 2,151,162 shares
  issued and outstanding in 1999 and 1998 respectively           451            215
Additional paid-in capital                                 4,630,929      1,704,281
Deficit accumulated during the development stage          (4,074,223)    (1,428,149)
Accumulated other comprehensive income                        36,955         44,646
                                                            ---------      ---------
Total shareholders' equity                                   594,580        321,196
                                                            ---------      ---------
Total liabilities and shareholders' equity               $ 3,050,845    $ 1,422,492
                                                            =========      =========



                         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                  (a Development Stage Company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                                            _________
                                  (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Three Months   Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       September      September
                                   September 30, 1999  30, 1999       30, 1998


Sales                              $   651,838         $   194,558    $   127,175

Cost of sales                          627,307             119,219         79,749
                                   -----------         -----------    -----------
Gross profit                            24,531              75,339         47,426
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         2,105,874             353,763        234,277
  Research and development             746,689              48,425         95,675
  Sales and marketing                  777,619             186,061         81,606
  Depreciation and amortization        333,374              83,032         38,318
                                   -----------         -----------    -----------
                                     3,963,556             671,281        449,876
                                   -----------         -----------    -----------
Operating loss                      (3,939,025)           (595,942)      (402,450)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             67,727               4,583          9,498
  Interest on long term debt            67,471              12,915          5,487
                                   -----------         -----------    -----------
                                       135,198              17,498         14,985
                                   -----------         -----------    -----------
Loss before income taxes            (4,074,223)           (613,440)      (417,435)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(4,074,223)        $  (613,440)   $  (417,435)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.74)         $    (0.07)    $    (0.18)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               2,548,581           8,921,625      2,341,690
                                   ===========         ===========    ===========



                         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                  (a Development Stage Company)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                            _________
                                  (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Three Months   Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       September      September
                                   September 30, 1999  30, 1999       30, 1998


Operating activities
  Net loss                         $(4,074,223)        $  (613,440)   $  (417,435)
  Items not requiring cash:
    Depreciation and amortization      333,374              83,032         38,318
    (Gain) loss on sale of property,
    plant and equipment                (22,219)                -              -
                                   -----------         -----------    -----------
                                    (3,763,068)           (530,408)      (379,117)

Changes in current assets
  and liabilities
  Decrease (increase) in
    accounts receivable               (143,446)            (21,474)         8,319
  Decrease (increase) in
    inventory                         (463,377)           (356,183)        30,786
  Decrease in prepaid expenses         (14,081)              9,423         10,118
  Increase (decrease) in
    accounts payable                   698,318             (66,591)       (66,003)
  Increase in accrued liabilities      150,636             121,649          1,263
  Increase in deferred
   government grants                      (693)                -           77,867
                                   -----------         -----------    -----------

Cash used by operating activities   (3,535,711)           (843,584)      (316,767)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,767,265)           (139,588)       (75,695)
  Proceeds from sale of property,
   plant and equipment                  45,626                 -              -
  Acquisition of subsidiary                 (1)                -              -
                                   -----------         -----------    -----------

                                    (1,721,640)           (139,588)       (75,695)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from (payments of)
   short term borrowings               167,306             152,350         58,580
  Advances from third parties          259,870                 -              -
  Repayment of advances from
   third parties                      (516,030)                -              -
  Advances from shareholders           425,974                 -           65,818
  Repayment of advances from
   shareholders                       (314,464)           (314,464)           -
  Proceeds from issuance of
   long term debt                      834,752                 -           17,430
  Repayment of long term debt         (125,528)            (23,614)        (5,408)
  Net proceeds from issuance
   of shares                         4,631,848           1,000,000        275,386
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          5,363,728             814,272        411,806
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (5,569)             (4,279)        (3,482)
                                   -----------         -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period         100,808            (173,179)        15,862

Cash and cash equivalents,
 beginning of period                       -               273,987          1,982
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $   100,808         $   100,808    $    17,844
                                   ===========         ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   135,198         $    17,498    $    14,985
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
                                   ===========         ===========    ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

     This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company's control, include the following: our success in obtaining new customers; the volume and type of orders that are received from such customers; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and in the regions served.

     During the three month period ended September 30,1999, the Company continued its development strategy by investing $139,588 in plant, property and equipment. This brings its total investment in plant, property and equipment to $1,998,541. In the last month of the quarter, the Company began production of its iceberg water, iceberg beer and iceberg vodka using newly designed labels. This resulted in an increase in inventories on hand to $662,482 as compared to $203,839 in the quarter ending September 30, 1998.

     In order to finance the additional investment in plant and equipment, increase in inventory, and to support ongoing start-up and research and development, the Company raised $1,000,000 through the issuance of equity shares during the three month period ended September 30,1999. Subsequent to September 30, 1999, the company has raised an additional $500,000 through the issuance of equity shares. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs.

     Management believes that this strategy will enable the Company to finance its start-up and development and move it to commercial production by the fourth quarter of fiscal year 2000.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format. The Company reports sales of $194,558 and $127,175 for the three months ended September 30, 1999, and the three months ended September 30, 1998, respectively. These sales represent minimal revenue from bottling spring water and some iceberg water. During the last month of the quarter, the company received approval to use its newly designed product labels for all of its iceberg products. This resulted in a marginal increase in sales with managements anticipation that the next quarter will see increased sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     General and administration expenses have increased in the three month period ended September 30, 1999 to $353,763, as compared with $234,277 for the three-month period ended September 30, 1998. Some of this increase results from expenses incurred to complete documentation as a result of the reverse take over of Iceberg Corporation of America.

     Marketing expenses increased in the three month period ended September 30, 1999 to $186,061 as compared with $81,606 for the three month period ended September 30, 1998. This increase is a result of our redesign of all of our labels to better position our products for the international marketplace. Additional efforts were also made to introduce the Company's products to prospective customers in various jurisdictions.

     Net loss for the three months ending September 30, 1999 was $613,440 ($0.07 per share) compared to $417,435 ($0.18 per share) for the three months ending September 30, 1998. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $4,074,223 at September 30, 1999. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital deficiency at September 30, 1999, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     In addition to the anticipation of increasing sales in the second quarter, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and or convertible debt will be marketed in the 2nd quarter of fiscal year 2000 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in the United States, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. The Company believes it can be operationally profitable by the fourth quarter of fisical year 2000, and should only experience further losses if it opts to increase advertising in an attempt to rapidly increase market penetration. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totalling $393,411) or because it is payable to Company "insiders" who are likely to defer collection if shortages occur ($331,701 due to directors and officers).


RISK FACTORS

Market Risk.

     There has already been significant and substantial interest in the Iceberg product line, however, as with any market and/or product, there are uncertainties, including:

New Product Risk.

     There is a risk that consumer acceptance or ongoing interest may not be as widespread as expected.

Price Resistance Risk.

     These products are premium products that demand a high price. There is a danger of price resistance in the consumer marketplace.

Harvesting Risk.

     The data available to the Company indicates that the availability of ice from icebergs will not be a problem. However, the data does not indicate the proximity of icebergs to the shore, which is a cost-sensitive condition for the Company. To safely and cost-effectively harvest icebergs, they must be close to shore, in areas offering some protection from the open sea. The reported length of the season can also be misleading. Icebergs may be present but they must also be in a suitable location and in the process of breaking up in order to be harvested. The data currently available does not provide such detailed information.

Sub-Contractor Performance.

     The Company relies upon sub-contracted vessels to assist in harvesting its ice supply. There is a risk of default or non-performance by these sub-contractors.

Processing Risk.

     The extent of raw material handling before final production poses an element of risk. The Company's Quality Assurance/Quality Control (QA/QC) manager has developed and monitors procedures and ensures adherence to raw material and finished product specifications.
Regular lab analysis is conducted at all stages of the process. The Company is moving to implement a Hazard Analysis of Critical Control Points ("HACCP") system and is pursuing ISO 9000 certification. As a member of the International Bottled Water Association, the Company also has access to technical resources and is subject to an annual independent review of the Company's manufacturing processes.

Financial Risk.

     If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds raised through the issuance of equity or convertible debt securities may dilute the percentage ownership of the present stockholders of the Company, and, in addition, such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which could restrict the Company's operations.
There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, not be able to take advantage of acquisition opportunities, develop or enhance its products or respond to competitive pressures.


YEAR 2000 DISCLOSURE

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions. The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

     Based upon a recent assessment, the Company has determined that any hardware, software or equipment presently in use or intended to be utilized by the Company in connection with its intended business operations is believed by management to be Year 2000 compliant. Most of the Company's equipment is not date-sensitive and thus not susceptible to Year 2000 issues. Any equipment that may be date-sensitive is new, and the architecture and design of its software was taken into account in all equipment purchases. Purchases have been and will be limited to equipment from well-known and reputable hardware manufacturers.

     In an effort to evaluate and reduce its exposure in this area, the Company is making an inquiry of vendors and other business partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. In particular, the Company is obtaining statements from a substantial majority of its vendors that they are Year 2000 compliant or are unaffected by "date sensitive" information. The Company estimates that this process, including analysis of responses and follow-up interviews will be complete on or before November 30, 1999.

     The Company has not yet completed its assessment of external (third-party) IT systems and non-IT systems, and can give no assurance that third parties with whom it intends to do business (e.g., banks, financial institutions, businesses and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. At this point, the Company is not aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition. However, based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems, if any, would be material, although there can be no assurance to such effect. Such a failure could prevent the Company from operating its business.

     The Company has no reason to believe that its exposure to the risks of lack of supplier and/or customer Year 2000 readiness is any greater than the exposure to such risks that affects its competitors generally. However, if a significant number of the Company's key vendors, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the Company's financial position and operations. In addition, if all Year 2000 issues within the Company's business are not properly identified there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or financial position. To date, the Company has not incurred, and does not expect to incur, any material costs in remediating any potential Year 2000 problems.

     The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, loss of potential revenues, increased operating costs, loss of customers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.



                     PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                    ICEBERG CORPORATION OF AMERICA


Date: November 19, 1999            By: /s/ Paul Benson
                                      Paul Benson,
                                      President & Director

Date: November 19, 1999            By: /s/ Ron Stamp
                                      Ron Stamp,
                                      Vice President & Director

Date: November 19, 1999            By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director

Date: November 19, 1999            By: /s/ John Kleinert
                                      John Kleinert,
                                      Director

Date: November 19, 1999            By: /s/ David Carbonaro
                                      David Carbonaro,
                                      Director