Form 10QSB
period 1999-12-31
ICEBERG CORP OF AMERICA
filed 2000-02-22
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended December 31, 1999

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

                           YES [X]    NO [ ]

    As of December 31, 1999: 4,885,085 shares of Common Stock and 4,506,106 shares of Special Common Stock were issued and outstanding.

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

                                  CONSOLIDATED BALANCE SHEETS
                                          (unaudited)
                                           _________
                                 (all amounts in U.S. dollars)


                                                            December       December
                                                            31, 1999       31, 1998
ASSETS
Current assets
  Cash and cash equivalents                             $     45,784     $   60,351
  Trade accounts receivable, less allowance
    for doubtful accounts of $5,625, and $3,296,
    respectively                                             276,457         49,566
  Inventory                                                  565,067        290,780
  Prepaid expenses                                            64,895         17,414
                                                            ---------      ---------
Total current assets                                         952,203        418,111

Property, plant and equipment, net                         1,727,375        737,324
Goodwill                                                     234,161        286,388
                                                            ---------      ---------
Total assets                                            $  2,913,739     $1,441,823
                                                            =========      =========

LIABILITIES
Current liabilities
  Accounts payable                                      $  1,177,282     $  542,083
  Accrued liabilities                                         50,000         18,792
  Deferred government grant                                        -         44,935
  Due to shareholders                                        454,249              -
  Current portion of long term debt                           45,789         43,610
                                                            ---------      ---------
Total current liabilities                                  1,727,320        649,420

Long term debt                                               555,934        732,276
                                                            ---------      ---------
Total liabilities                                          2,283,254      1,381,696
                                                            ---------      ---------


SHAREHOLDERS' EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 4,885,085 and 2,069,125 shares issued
  and outstanding in 1999 and 1998 respectively                  488            207
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,506,106 and 2,175,848 shares
  issued and outstanding in 1999 and 1998 respectively           451            217
Additional paid-in capital                                 5,130,909      1,753,275
Deficit accumulated during the development stage          (4,586,287)    (1,717,031)
Accumulated other comprehensive income                        84,924         23,459
                                                            ---------      ---------
Total shareholders' equity                                   630,485         60,127
                                                            ---------      ---------
Total liabilities and shareholders' equity               $ 2,913,739    $ 1,441,823
                                                            =========      =========



                         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                  (a Development Stage Company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                                            _________
                                  (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Six Months     Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 1999   31, 1999       31, 1999


Sales                              $   842,667         $   385,387    $   190,829

Cost of sales                          764,456             256,368        137,149
                                   -----------         -----------    -----------
Gross (loss) profit                     78,211             129,019         53,680
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         2,354,077             601,966        248,203
  Research and development             792,670              94,406         45,981
  Sales and marketing                  951,176             359,618        173,557
  Depreciation and amortization        416,759             166,417         83,385
                                   -----------         -----------    -----------
                                     4,514,682           1,222,407        551,126
                                   -----------         -----------    -----------
Operating loss                      (4,436,471)         (1,093,388)      (497,446)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             71,485               8,341          3,758
  Interest on long term debt            78,331              23,775         10,860
                                   -----------         -----------    -----------
                                       149,816              32,116         14,618
                                   -----------         -----------    -----------
Loss before taxes                   (4,586,287)         (1,125,504)      (512,064)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(4,586,287)        $(1,125,504)   $  (512,064)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.74)         $    (0.12)    $    (0.05)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               3,044,855           9,156,408      9,323,800
                                   ===========         ===========    ===========



                         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                  (a Development Stage Company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                                            _________
                                  (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Six Months     Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 1999   31, 1998       31, 1998


Sales                              $   842,667         $   190,211    $    63,036

Cost of sales                          764,456             177,742         97,993
                                   -----------         -----------    -----------
Gross (loss) profit                     78,211              12,469        (34,957)
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         2,354,077             286,283         52,006
  Research and development             792,670             209,319        113,644
  Sales and marketing                  951,176             128,808         47,202
  Depreciation and amortization        416,759              91,563         53,245
                                   -----------         -----------    -----------
                                     4,514,682             715,973        266,097
                                   -----------         -----------    -----------
Operating loss                      (4,436,471)           (703,504)      (301,054)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             71,485               8,662           (836)
  Interest on long term debt            78,331              19,048         13,561
                                   -----------         -----------    -----------
                                       149,816              27,710         12,725
                                   -----------         -----------    -----------
Loss before income taxes            (4,586,287)           (731,214)      (313,779)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(4,586,287)        $  (731,214)   $  (313,779)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.74)         $    (0.17)    $    (0.07)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               3,044,855           4,244,973      4,244,973
                                   ===========         ===========    ===========



                         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                  (a Development Stage Company)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                            _________
                                  (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Six Months     Six Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 1999   31, 1999       31, 1998


Operating activities
  Net loss                         $(4,586,287)        $(1,125,504)   $  (731,214)
  Items not requiring cash:
    Depreciation and amortization      416,759             166,417         91,563
    Gain on sale of property,
    plant and equipment                (22,219)                -              -
                                   -----------         -----------    -----------
                                    (4,191,747)           (959,087)      (639,651)

Changes in current assets
  and liabilities
  Decrease (increase) in
    accounts receivable               (182,164)            (60,192)        87,358
  Decrease (increase) in
    inventory                         (359,145)           (251,951)       (59,561)
  Decrease in prepaid expenses         (34,122)            (10,618)        (3,421)
  Increase (decrease) in
    accounts payable                   724,988             (39,921)        48,983
  Increase in accrued liabilities       49,920              20,933          7,700
  Increase in deferred
   government grants                      (693)                -           41,258
                                   -----------         -----------    -----------

Cash used by operating activities   (3,992,963)         (1,300,836)      (517,334)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,770,277)           (142,600)       (91,556)
  Proceeds from sale of property,
   plant and equipment                  45,626                 -              -
  Acquisition of subsidiary                 (1)                -              -
                                   -----------         -----------    -----------

                                    (1,724,652)           (142,600)       (91,556)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from short term
   borrowings                           14,956                 -              -
  Advances from third parties          259,870                 -              -
  Repayment of advances from
   third parties                      (516,030)                -              -
  Advances from shareholders           431,515               5,541            -
  Repayment of advances from
   shareholders                       (289,301)           (289,301)       (24,435)
  Proceeds from issuance of
   long term debt                      871,171              36,419        371,707
  Repayment of long term debt         (135,038)            (33,124)           -
  Net proceeds from issuance
   of shares                         5,131,848           1,500,000        321,347
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          5,768,991           1,219,535        668,619
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (5,592)             (4,302)        (1,360)
                                   -----------         -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period          45,784            (228,203)        58,369

Cash and cash equivalents,
 beginning of period                       -               273,987          1,982
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $    45,784         $    45,784    $    60,351
                                   ===========         ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   149,816         $    32,116    $    14,618
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
                                   ===========         ===========    ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

     This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward -looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows, and capital needs. Such factors, many of which are beyond the Company's control, include the following: our success in obtaining new customers, the volume and type of orders that are received from such customers; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the company's capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and in the regions served.

     During the six month period ended December 31, 1999, the Company continued its development strategy by investing $142,600 in plant, property and equipment. This brings its total investment in plant, property and equipment to $2,141,141.

     In order to finance the additional investment in plant and equipment, increase in inventory, and to support ongoing start-up and research and development, the Company raised $1,500,000 through the issuance of equity shares during the six month period ended December 31, 1999. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing operational costs with a particular emphasis on marketing expenditures as the Company introduces its products to the European Economic Community.

     Management believes that this strategy will enable the Company to finance its start-up, development and marketing initiatives and move it to commercial production by the fourth quarter of fiscal year 2000.

     While the Company is still in its early stage, management has presented the statements of operations in the traditional format. The Company reports sales of $385,387 and $190,211 for the six months ended December 31, 1999, and the six months ended December 31, 1998, respectively. These sales represent minimal revenue from bottling spring water and some iceberg water. Sales have doubled over the same period last year with management's anticipation that the next quarter will see increased sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     General and administration expenses have increased in the six month period ended December 31, 1999 to $601,966 as compared with $286,283 for the six month period ended December 31, 1998. The major portion of the increase can be attributed to legal costs and additional accounting and auditing costs which were incurred in the process of preparing Iceberg Industries Corporation for the reverse takeover of Iceberg Corporation of America.

     Research and development expenses decreased in the six month period ended December 31, 1999 to $94,406 compared to $209,319 for the six month period ended December 31, 1998. Our production facility became operational during the period and the ice harvesting methodology was determined with the result that less additional expenditures are being incurred on these activities. Research and development expenses in the second quarter ended December 31, 1999 were reduced when iceberg water which was harvested in the research and development activity of the first quarter was transferred to finished product inventory.

     Sales and marketing expenses increased in the six month period ended December 31, 1999 to $359,618 as compared with $128,808 for the six month period ended December 31, 1998. This increase is a result of our redesign of all of our labels to better position our products for the international marketplace. Additional costs were incurred in shipping and warehousing as the Company started to ship products into the United States market. Product giveaways and expenditures to support the brand also increased as product sales doubled during the six month period.

     Depreciation and Amortization increased in the six month period ended December 31, 1999 to $166,417 compared with $91,563 for the six months ended December 31, 1998. This increase results from the amortization of the costs of an extension to our production facility at Trepassey which was completed in July 1998. We also installed a new bottling line which became operational in July 1998 and additional depreciation has been reflected in these six month statements.

     Interest and bank charges increased in the six month period ended December 31, 1999 to $32,116 compared with $27,710 for the six month period ended December 31, 1998. The net increase of $4,406 comprised of a decrease in short term interest expense of $321 and an increase in long term interest expense of $4,727. The increase in long term interest expense resulted from interest charges on recent loans from shareholders.

     Net loss for the six months ending December 31, 1999 was $1,125,504 ($0.12 per share) compared to $731,214 ($0.17 per share)
for the six months ending December 31, 1998. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $4,586,287 at December 31, 1999. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital deficiency at December 31, 1999, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     In addition to the anticipation of increasing sales in the third quarter, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and/or convertible debt will be marketed in the third quarter of fiscal year 2000 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in the United States and the European Economic Community, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. The Company believes it can be operationally profitable by the fourth quarter of fiscal year 2000, and should only experience further losses if it opts to increase advertising in an attempt to rapidly increase market penetration. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient funds to cover its operating costs.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totaling $425,601) or because it is payable to Company "insiders" who are likely to defer collection if shortages occur ($396,748 due to directors and officers).


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

Harvesting Risk.

     The data available to the Company indicates that the availability of ice from icebergs will not be a problem. However, the data does not indicate the proximity of icebergs to the shore, which is a cost-sensitive condition for the Company. To safely and cost-effectively harvest icebergs, they must be close to shore to the point where the icebergs are actually aground or touching the bottom in areas offering some protection from the open sea. The reported length of the season can also be misleading. Icebergs may be present but they must also be in a suitable location and in the process of breaking up in order to be harvested. The data currently available does not provide such detailed information, but we do know that over the last three years, there were approximately 1800 bergs per year which floated down from Northern Labrador and Greenland. Of this number approximately 30-40% would migrate into the sheltered bays and cover where harvesting can take place

Sub-Contractor Performance.

     The Company relies upon sub-contracted vessels to assist in harvesting its ice supply. There is a risk of default or non-performance by these sub-contractors.

Processing Risk.

     The extent of raw material handling before final production poses an element of risk. The Company's Quality Assurance / Quality Control (QA/QC) manager has developed and monitors procedures and ensures adherence to raw material and finished product specifications.
Regular lab analysis is conducted at all stages of the process. The Company is moving to implement a Hazard Analysis of Critical Control Points ("HACCP") system and is pursuing ISO 9000 certification. As a member of the International Bottled Water Association, the Company also has access to technical resources and is subject to an annual independent review of the Company's manufacturing processes.

Financial Risk.

     If the Company need to raise additional funds in order to fund expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds raised through the issuance of equity or convertible debt securities may dilute the percentage ownership of the present stockholders of the Company, and, in addition, such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which could restrict the Company's operations.
There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, not be able to take advantage of acquisition opportunities, develop or enhance its products or respond to competitive pressures.

YEAR 2000 DISCLOSURE

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions. The Company has not in any way been affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

     As of the date of this filing, this risk has been a non-issue and neither the registrant nor any of its hardware or software suppliers has experienced any system failures or disruptions caused by the Year 2000 issue. To date, the Company has not incurred, and does not expect to incur, any material costs in remediating any potential Year 2000 problems. Most of the Company's equipment is not date-sensitive and thus not susceptible to Year 2000 issues. Any equipment that may be date-sensitive is new, and the architecture and design of its software was taken into account in all equipment purchases. Purchases have been and will continue to be limited to equipment from well-known and reputable hardware manufacturers.



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


                    ICEBERG CORPORATION OF AMERICA



Date: February 18, 2000            By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director