Form 10QSB
period 2000-03-31
ICEBERG CORP OF AMERICA
filed 2000-05-22
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000.

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                  Commission File No. 000-28051


                  ICEBERG CORPORATION OF AMERICA
 ----------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        95-4763671
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


     P.O. Box 8251, St. John's, Newfoundland, Canada A1B 3N4
             (Address of principal executive offices)


                          (709) 739-5731
                   (Issuer's telephone number)



Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]    NO [ ]

    As of March 31, 2000:  5,085,085 shares of Common Stock and
4,506,106 shares of Special Common Stock were issued and outstanding.

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

                               CONSOLIDATED BALANCE SHEETS
                                       (unaudited)
                                        _________
                              (all amounts in U.S. dollars)


                                                            March          March
                                                            31, 2000       31, 1998
ASSETS
Current assets
  Cash and cash equivalents                             $     12,762     $  147,869
  Trade accounts receivable, less allowance
    for doubtful accounts of $5,995, and $3,025,
    respectively                                             205,895        102,278
  Inventory                                                  569,637        325,533
  Prepaid expenses                                            65,508         31,308
                                                            ---------      ---------
Total current assets                                         853,802        606,988

Property, plant and equipment, net                         1,649,213      1,259,103
Goodwill                                                     215,226        275,707
                                                            ---------      ---------
Total assets                                            $  2,718,241     $2,141,798
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $    114,126     $        -
  Accounts payable                                         1,172,979      1,013,431
  Accrued liabilities                                         40,000         19,885
  Due to shareholders                                        368,414        419,036
  Current portion of long term debt                           45,593         44,608
                                                            ---------      ---------
Total current liabilities                                  1,741,112      1,496,960

Long term debt                                               882,528        861,214
                                                            ---------      ---------
Total liabilities                                          2,623,640      2,358,174
                                                            ---------      ---------


SHAREHOLDERS' EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 5,085,085 and 2,438,339 shares issued
  and outstanding in 2000 and 1999 respectively                  508            244
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,506,106 and 2,556,134 shares
  issued and outstanding in 2000 and 1999 respectively           451            256
Additional paid-in capital                                 5,255,889      2,062,865
Deficit accumulated during the development stage          (5,214,904)    (2,293,980)
Accumulated other comprehensive income                        52,657         14,239
                                                            ---------      ---------
Total shareholders' equity                                    94,601       (216,376)
                                                            ---------      ---------
Total liabilities and shareholders' equity               $ 2,718,241    $ 2,141,798
                                                            =========      =========



                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                                         _________
                               (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Nine Months    Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       March          March
                                   March 31, 2000      31, 2000       31, 2000


Sales                              $   975,607         $   518,327    $   132,940

Cost of sales                          854,214             346,126         89,758
                                   -----------         -----------    -----------
Gross (loss) profit                    121,393             172,201         43,182
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         2,693,684             941,573        339,607
  Research and development             837,650             139,386         44,980
  Sales and marketing                1,142,038             550,480        190,862
  Depreciation and amortization        499,701             249,359         82,942
                                   -----------         -----------    -----------
                                     5,173,073           1,880,798        658,391
                                   -----------         -----------    -----------
Operating loss                      (5,051,680)         (1,708,597)      (615,209)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             79,621              16,477          8,136
  Interest on long term debt            83,603              29,047          2,272
                                   -----------         -----------    -----------
                                       163,224              45,524         13,408
                                   -----------         -----------    -----------
Loss before taxes                   (5,214,904)         (1,754,121)      (628,617)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(5,214,904)        $(1,754,121)   $  (628,617)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.50)         $    (0.19)    $    (0.07)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               3,469,201           9,210,899      9,391,191
                                   ===========         ===========    ===========



                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                                         _________
                               (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Nine Months    Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       March          March
                                   March 31, 2000      31, 1999       31, 1999


Sales                              $   975,607         $   250,482    $    60,271

Cost of sales                          854,214             255,643         77,901
                                   -----------         -----------    -----------
Gross (loss) profit                    121,393              (5,161)       (17,630)
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         2,693,684             591,069        304,786
  Research and development             837,650             333,786        124,467
  Sales and marketing                1,142,038             213,551         84,743
  Depreciation and amortization        499,701             125,699         34,136
                                   -----------         -----------    -----------
                                     5,173,073           1,264,105        548,132
                                   -----------         -----------    -----------
Operating loss                      (5,051,680)         (1,269,266)      (565,762)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             79,621              11,495          2,833
  Interest on long term debt            83,603              27,401          8,353
                                   -----------         -----------    -----------
                                       163,224              38,896         11,186
                                   -----------         -----------    -----------
Loss before taxes                   (5,214,904)         (1,308,162)      (576,948)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(5,214,904)        $(1,308,162)   $  (576,948)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.50)         $    (0.30)    $    (0.12)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               3,469,201           4,369,890      4,619,723
                                   ===========         ===========    ===========



                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                         _________
                               (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Nine Months    Nine Months
                                   (Date of            Ended          Ended
                                   Inception) to       March          March
                                   March 31, 2000      31, 2000       31, 1999


Operating activities
  Net loss                         $(5,214,904)        $(1,754,121)   $(1,308,162)
  Items not requiring cash:
    Depreciation and amortization      499,701             249,359        125,699
    Gain on sale of property,
    plant and equipment                (22,219)                -              -
                                   -----------         -----------    -----------
                                    (4,737,422)         (1,504,762)    (1,182,463)

Changes in current assets
  and liabilities
  Decrease (increase) in
    accounts receivable               (131,850)             (9,878)        35,553
  Decrease (increase) in
    inventory                         (367,488)           (260,294)       (86,913)
  Decrease in prepaid expenses         (35,060)            (11,556)       (16,763)
  Increase (decrease) in
    accounts payable                   725,637             (39,272)       503,223
  Increase in accrued liabilities       39,751              10,764          8,294
  Increase in deferred
   government grants                      (693)                -           (4,609)
                                   -----------         -----------    -----------

Cash used by operating activities   (4,507,125)         (1,814,998)      (743,678)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,765,638)           (137,961)      (608,797)
  Proceeds from sale of property,
   plant and equipment                  45,626                 -              -
  Acquisition of subsidiary                 (1)                -              -
                                   -----------         -----------    -----------

                                    (1,720,013)           (137,961)      (608,797)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from short term
   borrowings                          127,582             112,626            -
  Advances from third parties          259,870                 -              -
  Repayment of advances from
   third parties                      (516,030)                -              -
  Advances from shareholders           979,208             553,234            -
  Repayment of advances from
   shareholders                       (589,301)           (589,301)       390,866
  Proceeds from issuance of
   long term debt                      871,171              36,419        508,477
  Repayment of long term debt         (144,538)            (42,624)       (28,669)
  Net proceeds from issuance
   of shares                         5,256,848           1,625,000        626,372
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          6,244,810           1,695,354      1,497,046
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (4,910)             (3,620)         1,316
                                   -----------         -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period          12,762            (261,225)       145,887

Cash and cash equivalents,
 beginning of period                       -               273,987          1,982
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $    12,762         $    12,762    $   147,869
                                   ===========         ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   163,224         $    45,524    $    13,408
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
                                   ===========         ===========    ===========



            NOTES TO THE INTERIM FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying interim financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Company's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.


2.   Inventories

     Inventories consist of the following:

                                   March          March
                                   31, 2000       31, 1999

Raw materials                      $ 265,100      $ 146,416
Work in progress                      17,110            -
Finished goods                       299,230        187,463
                                   ---------      ---------

                                     581,440        333,879
Less reserve                         (11,803)        (8,346)
                                   ---------      ---------
                                   $ 569,637      $ 325,533
                                   =========      =========


3.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:


                                   March          March
                                   31, 2000       31, 1999

Plant                              $   458,045    $   399,912
Land                                    47,720            -
Tank farm                              220,971         10,164
Furniture and equipment              1,258,342        938,564
Vehicles                                26,287         31,371
                                   -----------    -----------

                                     2,011,365      1,380,011
Less accumulated depreciation         (362,152)      (120,908)
                                   -----------    -----------
                                   $ 1,649,213    $ 1,259,103


4.   Share Issuance

     During the period a shareholder and director of the Company advanced $300,000 in return for a demand note of $300,000 and 200,000 shares. The shares have been recorded in the accounts at fair market value of $125,000 and the resulting compensation has been expensed in the period.



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

     During the nine months ended March 31, 2000, the Company continued its development strategy by investing in plant, property and equipment in Trepassey, Newfoundland. The total investment in plant, property and equipment to date is $2,011,365.

     In order to finance the additional investment in plant and equipment, increase in inventory, and to support ongoing start-up and research and development, the Company borrowed an additional $300,000 from a shareholder and director of the Company during the three months ended March 31, 2000, in return for a demand note of $300,000 and 200,000 shares. The shares have been recorded in the accounts at fair market value of $125,000 and the resulting compensation has been expensed in the period. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing operational costs with a particular emphasis on marketing expenditures. Subsequent to March 31, 2000 the company raised an additional $500,000 of equity financing.

     While the Company is still in its early stage, management has presented the statements of operations in the traditional format. The Company reports sales of $518,327 and $250,482 for the nine months ended March 31, 2000, and the nine months ended March 31, 1999, respectively. These sales represent minimal revenue from bottling spring water, some iceberg water in addition to beer and vodka sales in the United States and Canada. Sales have doubled over the same period last year with management's anticipation that the next quarter will see increased sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     General and administration expenses have increased in the nine months ended March 31, 2000 to $941,573 as compared with $591,069 for the nine months ended March 31, 1999. The major portion of the increase can be attributed to legal costs and additional accounting and auditing costs which were incurred in the process of preparing Iceberg Industries Corporation for the reverse takeover of Iceberg Corporation of America.

     Research and development expenses decreased in the nine months ended March 31, 2000 to $139,386 compared to $333,786 for the nine months ended March 31, 1999. Our production facility became operational during the period and the ice harvesting methodology was determined with the result that less additional expenditures are being incurred on these activities.

     Sales and marketing expenses increased in the nine months ended March 31, 2000 to $550,480 as compared with $213,551 for the nine months ended March 31, 1999. This increase is a result of the redesign of all of our labels to better position our products for the international marketplace. Additional costs were incurred in shipping and warehousing as the Company started to ship products into the United States market. Product giveaways and expenditures to support the brand also increased as product sales doubled during the nine months.

     Depreciation and Amortization increased in the nine months ended March 31, 2000 to $249,359 compared with $125,699 for the nine months ended March 31, 1999. This increase results from the amortization of the costs of an extension to our production facility at Trepassey which was completed in July 1998. We also installed a new bottling line and tank storage farm which became operational in July 1998 and additional depreciation has been reflected in these nine month statements.

     Interest and bank charges increased in the nine months ended
March 31, 2000 to $45,524 compared with $38,896 for the nine months ended March 31, 1999. The net increase of $6,628 comprised of a increase in short term interest expense of $4,982 and an increase in long term interest expense of $1,646.

     Net loss for the nine months ending March 31, 2000 was $1,754,121 ($0.19 per share) compared to $1,308,162 ($0.30 per share) for the nine months ending March 31, 1999. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $5,214,904 at March 31, 2000.

     In May 1999, on the advice of our marketing consultant, all of our product labels were redesigned to provide consistency across the product categories. This design and regulatory process took several months longer than anticipated and as a result our product launch was delayed to the point where our first full year of sales will not commence until the beginning of our new fiscal year in July 2000. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital deficiency at March 31, 2000, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several initiatives to address this problem.

     In addition to the anticipation of increasing sales in the fourth quarter and subsequent quarters, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and/or convertible debt will be marketed in the fourth quarter of fiscal year 2000 to sustain the Company's projected ongoing losses. The Company intends to enter into distribution agreements for its products in the United States, the European Economic Community, Australia and Asia shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient funds to cover its operating costs.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totaling $433,623) or because it is payable to Company "insiders" who are likely to defer collection if shortages occur ($346,289 due to directors and officers).


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

Harvesting Risk.

     The data available to the Company indicates that the availability of ice from icebergs will not be a problem.
However, the data does not indicate the proximity of icebergs to the shore, which is a cost-sensitive condition for the Company. To safely and cost-effectively harvest icebergs, they must be close to shore to the point where the icebergs are actually aground or touching the bottom in areas offering some protection from the open sea. The reported length of the season can also be misleading. Icebergs may be present but they must also be in a suitable location and in the process of breaking up in order to be harvested. The data currently available does not provide such detailed information, but we do know that over the last three years, there were approximately 1800 bergs per year which floated down from Northern Labrador and Greenland. Of this number approximately 30-40% would migrate into the sheltered bays and coves where harvesting can take place

Sub-Contractor Performance.

     The Company relies upon sub-contracted vessels to assist in harvesting its ice supply. The company also relies on two co-pak arrangements with Manufacturers who produce our beer in New Brunswick and our vodka in Ontario. There is a risk of default or non-performance by these sub-contractors.

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



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     In March, 2000, the Company borrowed an additional $300,000 from a shareholder and director of the Company in order to finance additional investment in plant and equipment, increase in inventory, and to support ongoing start-up and research and development. The loan was made in return for a demand note of $300,000 and 200,000 shares of the Company's common stock. The 200,000 shares were issued pursuant to Rule 4(2) of the Securities Act of 1933 and are restricted against resale for a period of at least one year.


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


                  ICEBERG CORPORATION OF AMERICA


Date: May 18, 2000                 By: /s/ Paul Benson
                                      Paul Benson,
                                      President & Director

Date: May 18, 2000                 By: /s/ Ron Stamp
                                      Ron Stamp,
                                      Vice President & Director

Date: May 18, 2000                 By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director