Form 10KSB
period 2000-06-30
ICEBERG CORP OF AMERICA
filed 2000-10-16
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-KSB
                      ---------------------

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
             for the Fiscal Year ended June 30, 2000.

                      ---------------------

                  Commission File No. 000-28051


                  ICEBERG CORPORATION OF AMERICA
       ----------------------------------------------------
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


      Securities registered under Section 12(b) of the Act:

                               NONE

      Securities registered under Section 12(g) of the Act:

                  $0.0001 PAR VALUE COMMON STOCK
                         (Title of Class)

              $0.0001 PAR VALUE SPECIAL COMMON STOCK
                         (Title of Class)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]    NO [ ]


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending June 30, 2000 were $737,300.

As of June 30, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,333,160.

As of June 30, 2000, the Company had approximately 6,444,250 shares of Common Stock and 4,454,690 shares of Special Common
Stock were issued and outstanding.

                  ICEBERG CORPORATION OF AMERICA

                           FORM 10-KSB

             for the fiscal year ended June 30, 2000

                        TABLE OF CONTENTS

PART I

Item 1.   Description of Business

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.   Description of Property

Item 4.   Security Ownership of Certain Beneficial Owners and
          Management

Item 5.   Directors, Executive Officers, Promoters and Control
          Persons

Item 6.   Executive Compensation

Item 7.   Certain Relationships and Related Transactions

Item 8.   Description of Securities


PART II

Item 1.   Market for Common Equities and Related Stockholder
          Matters

Item 2.   Legal Proceedings

Item 3.   Changes in and Disagreements with Accountants

Item 4.   Recent Sales of Unregistered Securities

Item 5.   Indemnification of Directors and Officers


PART F/S

Financial Statements


PART III

Index to Exhibits

Signatures

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     a)   Company Background.

     Iceberg Corporation of America (the "Company") was organized under the laws of the State of Nevada on July 3rd, 1989, under the name "D.V. Holdings, Inc." Until June of 1999, the Company conducted no business. On June 25, 1999, the Company consummated a reverse merger whereby it acquired 100% of the issued and outstanding common shares of Iceberg Industries Corporation ("Iceberg Industries") for total consideration of $3,631,848, based upon a share for share exchange at a ratio of 1.7 shares of the Company for each share of Iceberg Industries. As a result of the merger, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing its name to "Iceberg Corporation of America".

     At the date of combination, the Company was a dormant public shell company with no identifiable assets. As such, the reverse takeover transaction was considered a capital transaction rather than a business combination. The purchase price for the Iceberg Industries shares was satisfied by the issuance of 1,251,762 Common Shares and 4,506,106 Special Common Shares of the Company. The Special Common Shares are held by Icecap Equity, Inc., an entity incorporated under the laws of the Province of Newfoundland, through its trustee James D. Smyth, to allow for the postponement of potential tax implications to Canadian resident shareholders of Iceberg Industries resulting from the reverse takeover transaction. The Special Common Shares have voting rights equal to the Company's Common Shares and may be exchanged at any time for a Common Share of the Company on an equivalent basis. Accordingly, the Special Common Shares are the economic equivalent of the Common Shares, and, in effect, give the Company full ownership and control of Iceberg Industries.

     As a result of these transactions, the former shareholders of Iceberg Industries effectively control the Company through their share ownership. Under these circumstances, U.S. GAAP requires that Iceberg Industries be identified as the accounting acquirer. Accordingly, this annual report and the accompanying financial statements reflect, both prior and subsequent to the acquisition, the business of the acquired entity, Iceberg Industries. Historical shareholders' equity of Iceberg Industries has also been retroactively restated for the equivalent number of shares received in the reverse takeover transaction.

     Iceberg Industries, a development stage company, was incorporated under the laws of the province of Newfoundland, Canada on July 22, 1996. As a result of its acquisition of Iceberg Industries, the Company's principal activity is intended to be the commercial supply of premium beverage products, including iceberg water, beer and vodka, which utilize only water obtained from icebergs as the core ingredient. To date, Iceberg Industries has generated 29% of its revenue from bottling spring water and 54% from iceberg water with the balance of 17% from sales of vodka and beer. Iceberg Industries has invested $899,159 in the development of technology for the harvesting of icebergs and the production of premium water from icebergs. Iceberg Industries acquired a spring water bottling company on March 31, 1998, which gave it access to an existing water bottling line as well as trained staff who could be used to bottle the iceberg water product. It has subsequently developed substantial new production facilities and has recently focused its energies on product development, packaging, market research and market development. Management continues to commit significant efforts to these development activities, financial planning and raising the required capital to support the ongoing research and development and marketing efforts.

     The acquired company, Iceberg Industries, had previously received a Grant from the Canadian government for up to $400,000 in recognition of the company's attempt to increase employment in the St. John's, Newfoundland area; had secured an improvement loan from Hong Kong Bank in the amount of $165,000 to retrofit a ship for the company's business venture; and had secured a permit from the United States Food and Drug Administration (the "FDA") to "test market" Borealis Iceberg Water in the U.S. marketplace. This permit, attached hereto as Exhibit 10.4, was obtained when Iceberg Industries applied to the FDA for permission to sell Iceberg water in the United States. The permit allows Iceberg Industries to sell 150,000 cases of Iceberg water over a period of 15 months commencing with the first shipment of Iceberg water products. Subsequently, Iceberg Industries has applied for permission to sell Iceberg water products in all states and territories of the United States. As a result of this process, and in combination with jurisdictions that don't require permits to sell water, the Company is now permitted to sell water in forty-eight states and one territory. The Company expects to receive permission from the remaining two states and one territory over the next few months. The Company has also submitted a citizens' petition to the FDA asking that Iceberg Water be included in the FDA's standards of identities. If this addition is granted we will no longer have to apply to have our temporary permit renewed on an annual basis.

     The Company operates a processing plant in Trepassey, Newfoundland, and has long-term leases on the property upon which the facility is located and for purposes of office space at 16
Forest Road, St. Johns, Newfoundland.

     b)   Description of Business.

General Information on Icebergs.

     Almost the entire extent of Greenland is covered by a huge glacial blanket over 700,000 square miles in area and more than 9,000 feet in maximum thickness. Icebergs are created where the glaciers meet the sea. Icebergs spend nearly three years at sea in the freezing Arctic waters of the North Atlantic before they arrive off the coast of Newfoundland and Labrador. This annual migration of thousands of icebergs to the rugged coastline of Newfoundland can pose a serious threat to ships. Countless ships and lives have been lost to these "phantoms of the north". Every year thousands of tourists flock to the rugged shores of Newfoundland and Labrador to witness one of nature's truly magnificent marvels, the migration of ancient icebergs. These massive white giants evoke powerful images and are unique to this geographic region. The continuing interest in the Titanic has helped reinforce consumer awareness and respect for these floating fresh water sanctuaries. Icebergs start their three-year journey to the coastline of Newfoundland from Greenland. Extensive records exist on iceberg prevalence throughout the season, dating back many years. These are compiled by the International Ice Patrol, an organization formed shortly after the sinking of the Titanic in 1912. The data provides a level of comfort that icebergs will be available. The International Ice Patrol reports the number of observed icebergs that drift south of the 48th parallel North, a point that crosses the northernmost tip of the Avalon Peninsula on the Northeast coast of Newfoundland. From 1983 to 1994 an average of 312 icebergs were sighted annually. For the period 1990-1995, iceberg conditions were much more severe, with an average of 876 spotted per year. In some years more than 1,500 have been observed. A single iceberg can weigh millions of metric tones. The Company's targeted harvest represents a very small portion of this amount.

     The purity and quality of the iceberg water has been verified by independent laboratory analysis. Iceberg Industries selected water samples from several large volume producers of water products and engaged an independent lab, CANTEST, to compare various components of each water product. The results of this test indicated that Iceberg water was an excellent product and exceeded all of the tested products in 27 out of 28 elements that were measured. In the particular category, "Total Dissolved Solids", which is used by certain companies to promote their products, Iceberg water did not register on the measurement scale whereas a Canadian market leader measured 209 mg/L and a French market leader measured 301 mg/L.

Harvesting Icebergs.

     Iceberg Industries was the first holder of a permit to harvest icebergs under the Government of Newfoundland and Labrador's water use policy. The technology for harvesting icebergs is unique to Iceberg Industries. Large icebergs fracture or "calve" into smaller pieces. Once the bergs have calved to a manageable size, the Iceberg Industries' harvesting process can begin. With the use of an ocean-going tug, an ice harvesting vessel fully equipped for harvesting and processing is carefully positioned alongside a suitable iceberg. Using a crane and hydraulic grapple, ice is retrieved, crushed, and deposited into a sterile melting tank. When full, the harvesting vessel is towed to the production facility in Trepassey, Newfoundland and the water is transferred into a land storage system.

     Bottling of "Iceberg Water" is conducted at the Company's plant in Trepassey. A 1999 expansion and renovation added an additional 6,400 square feet. In addition, a new bottling line was installed which gives Iceberg Industries the capacity to produce 1,800,000 cases of water on an annual basis. With the addition of a second labeler and extending the work week to seven days this production number can be increased to approximately 2,500,000 cases. Trepassey, Newfoundland is located on the ocean approximately two hours away from St. John's. St. John's is located on the shipping lanes to Europe and as such provides Iceberg Industries with an economical containerized shipping service to major markets. In addition, Newfoundland, which is located on the extreme East Coast of Canada, receives large quantities of goods by transport truck. There is not enough local export business to utilize all of these transport trucks on their return trips and as a result local exporters can receive favorable freight rates for the movement of goods. This provides some assistance to Iceberg Industries in making their products competitive in various markets outside of Newfoundland.

     Iceberg Industries bottles its own Spring water and Iceberg water products at its Trepassey plant. Vodka production has been sub-contracted to a highly regarded manufacturing company in Ontario, Canada. A packaging arrangement has been negotiated for the production and bottling of Vodka with Commercial Alcohols Inc ("Commercial Alcohols")at their Brampton, Ontario facility.

     Beer production has been sub-contracted to Moosehead
Breweries Ltd ("Moosehead")located in Saint John, New Brunswick,
Canada. No formal contracts have yet been signed with these companies.

Industry Information.

     The bottled water industry has experienced tremendous growth over the last decade due to two major trends: rising concern about the safety of tap water and a general shift in the beverage market toward healthier, low calorie, non-alcoholic products. This trend continues. The North American bottled water market is currently a $5 billion market and, with a 1999 annual growth rate of 14%, is the fastest growing segment of the beverage industry. Latest numbers, according to Beverage Marketing Corporation of New York, show bottled water growth in the fourth quarter of 1999 at 35.5%. Management believes that the market in North America is still far from saturated, as domestic per capita consumption of bottled water is only a fraction of European consumption. The industry is also extremely fragmented, with the top 10 brands accounting for only 45% of total industry sales. Industry analysts predict that bottled water sales in the United States will reach $5 billion by the year 2000. The United Kingdom and other European Union countries are also major consumers of bottled water, with per capita consumption in such countries as Germany, France and Italy being five to six times higher than that in Canada. Further market opportunities exist in Japan and other Asian countries. At the same time, the bottled water industry is highly competitive. There are hundreds of water bottlers, many of which operate on a regional basis due to relatively high transport costs. For a major portion of the market, competition on price is important. However, there are products positioned at the high end of the market that successfully receive a price premium. "Iceberg Water" is positioned here, as an ultra premium product, capitalizing on its ability to provide the unique experience of drinking pure water from icebergs hundreds of thousands of years old. It is promoted as an affordable treat.

     Iceberg Industries' research and development efforts have positioned it as the world's first commercial supplier of a family of products, which utilize water, obtained from icebergs as the core ingredient. These "bergs", up to one hundred and fifty thousand years in age, yield a pristine source of natural drinking water. Protected from man and our polluted planet, these icebergs represent a unique category of drinking water. This is what separates Iceberg products from the pack: pre-civilization, pre-pollution, quality water. All Iceberg products are positioned in niche markets at the premium end of the price and quality spectrum. Marketing programs rely upon the powerful, pristine and emotive images of icebergs.

     Iceberg water is considered a premium water product and as such the Company generally compares its retail price with Evian, a world leader in bottled water. The suggested retail price for 1 Liter of Iceberg water in the local market is US$1.15, although the retailer is at liberty to charge whatever price is appropriate. The price for 1 Liter of Evian water, a world leader, is priced at the same price in this marketplace.

Branding.

     Iceberg Industries is committed to building brand equity. The product family will initially carry two brand names - "BOREALIS"and "WHITEBERG". This helps support the cold, northern image and mystique surrounding the Company's products. Application has been made to have the name "Borealis" registered as a trademark in the United States. In Europe, due to prior registrations of the name "Borealis", Iceberg Industries has made application to register the name "White Berg" for all products to be sold in that territory. In Canada,"Borealis"will be used for water products only. The word "ICEBERG" will play prominently in the name used as a descriptive term for all products. Private label production is also possible for selected customers, with a further opportunity to build brand equity. To date, water has been produced for Canadian Pacific Hotels with the "BOREALIS" trade name retained. Product has also been produced for Loblaw's, a large Canadian supermarket chain, and, although this was done under the President's Choice banner, it has helped create awareness of the availability of iceberg water. Iceberg Industries' initial family of products is:

     *    bottled iceberg water
     *    iceberg vodka
     *    iceberg beer
     *    crushed iceberg ice, and
     *    bottled natural spring water

     New and exciting additions to the product line are currently in the planning process, including "ice tea" and other products that use water as a foundation.

     Borealis Iceberg Water is a unique experience to be enjoyed and savored. Taste tests conducted by prospective distributors have determined that iceberg water has the softest, most natural taste of any bottled water on the market.

     Borealis Iceberg Vodka is an ultra-smooth, four-column distilled spirit. Iceberg water is used in both the distillation and blending processes.

     Borealis Iceberg Beer is craft brewed in small batches for superior quality and consistency at a highly regarded Atlantic
Canada brewery.

     Borealis Iceberg Ice has a number of unique features that create exceptional promotional opportunities. When added to beverages, it fizzles and crackles, releasing ancient, pure air from tiny air pockets trapped under pressure in the ice.

Market Positioning.

     Iceberg Industries has created a new sector in the beverage industry. All products will be positioned at the premium end of the price and quality spectrums. Management believes that the Company's products, being unique and authentic, have many marketing advantages. Management believes it is critical to adopt this "premium" positioning strategy given the incremental harvesting, transport and processing costs relative to more conventional beverage producers.

Target Markets and Distribution.

     The initial marketing thrust has been in Canada and the United States, with the United Kingdom as an additional key market. Thus far, marketing efforts have utilized established beverage marketing companies within these regions. The intention of the Company is to utilize these companies' expertise as well as take advantage of existing shelf space made available through these companies. Negotiations have been completed with the following key distributors:

     Central Dairies ("Central"): Iceberg Industries has negotiated an arrangement with Central to represent our water products, both Spring water and Iceberg water, in Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island commonly referred to as the Atlantic Provinces of Canada. Central is a division of Farmers Dairy Co-operative Society in Nova Scotia and is the largest dairy producer and distributor in Newfoundland. Our water products are a complimentary addition to their product line. No formal contract has been entered into for this arrangement.

     Loblaw Companies Limited ("Loblaws"): Iceberg Industries has negotiated an arrangement with Loblaws for private label 1 liter and 500ml (12 Pak Box)"President's Choice" Iceberg water products which are being distributed through Loblaws' 450 store supermarket chain . Future plans are to expand distribution to an additional approximately 1,000 supermarket and franchised stores. No formal contract has been entered into for this arrangement.

     Better Beverage Importers Co. ("BBI"): Iceberg Industries has negotiated a contract with BBI to be our importer of record to distribute Iceberg vodka in the United States.

     Transtrade International Inc. ("Transtrade"): Iceberg Industries has negotiated a contract with Transtrade to represent all Iceberg products in various countries around the world. The term of the contract is for 18 months and shall be renewed automatically subject to certain sales objectives on subsequent annual periods for four years.

     St. Killian Importing Co. Inc. ("St. Killian"): Iceberg Industries has negotiated a contract with St. Killian to represent Iceberg beer in the United States. The term of the contract is for a period of three years with a one-year renewal at that time.

Promotion.

     The Company has focused on public relations as a major contributor to the awareness of Iceberg products. Press coverage on the Company and its activities has been favorable. It is the intention of the Company to take advantage of this situation as much as possible in order to capitalize on the editorial pieces and free press made available to the Company. This will be supplemented by expenditures on promotional materials as well as participation with distributors in joint promotional activities. Management believes that such activities as being the "official water" of the 1998 Canadian Commonwealth Games Team have tremendous ongoing promotional value.

Raw Material Transport.

     Water will be primarily transported to the plant using an ice-harvesting vessel. Some road transport using tanker trucks is also anticipated during the harvesting season and for transportation to producers of beer and vodka. To date, the Company has used a combination of its own tanker and a leased tanker. Raw material for ice production will be transported and stored in insulated containers with plastic liners. These containers each hold approximately 0.5 metric tones. The Company will have to purchase its own containers in order to maintain product integrity and to ensure an adequate supply. When offloaded from the barge or vessel at other than the processing location, these containers can be loaded into transport trailers for transportation to the processing facility.

     To date, the Company has used the services of independent local carriers and national carriers to deliver water to its processing facility. No formal contracts have been negotiated but there are adequate for-hire truckers located in the area to meet any raw material transportation requirements.

Production.

     It is not desirable for the Company to make the significant investment required to have all the required production capabilities in-house. The basic philosophy will be to make a series of strategic contractor arrangements for its products, other than water production. The Company's Trepassey plant has been bottling natural spring water since 1992. Trepassey is located 140 km south of the capital city of St. John's, Newfoundland. The plant is also used to bottle Iceberg Water. A 1999 expansion added an additional 6,400 square feet, more than doubling the size of the plant. This is required to meet the demand for Iceberg Water and to accommodate the growing local demand for spring water. Within the limited confines of the existing plant processing area some equipment enhancements were initiated in the Spring of 1998. Additional enhancements were added with the plant expansion in order to meet growth in sales volume, enhance efficiencies, adhere to the rigid quality standards of the International Bottled Water Association and to reduce product costs.

     Iceberg Vodka - A packaging arrangement has been negotiated for the production of vodka with Commercial Alcohols at their Brampton, Ontario facility. The Company will transport iceberg water to the distiller for blending with spirits and bottling under the Company's label. No formal contract has been negotiated with Commercial Alcohols at this time. Iceberg Industries supplies all of the water and packaging and the final product is then produced on a per unit fee basis.

     Iceberg Beer - Excess capacity exists in the brewing industry. Arrangements have been made with Moosehead in Saint John, New Brunswick to produce an iceberg beer product. The Company will deliver iceberg water to Moosehead for the brewing and bottling of beer for national and international markets. No formal contract has been negotiated with Moosehead at this time. Iceberg Industries supplies all of the water and packaging and the final product is then produced on a per unit fee basis.

     Iceberg Ice - There are many dormant and under-utilized seafood processing facilities on the coast of Newfoundland.
These contain a variety of receiving, weighing, conveying, sorting, processing and packaging equipment and cold storage areas. With minimal modification these are well suited to the requirements for processing ice. Because of this, Iceberg Industries has not made any provision to process bagged crushed ice at its facility in Trepassey. The front end of the production set-up is similar to that required for melting. The ice is dumped into a hopper and fed to an ice crusher. From there the crushed ice is automatically "screened" to remove small pieces unsuitable for an ice product. These smaller particles are retrieved for melting. The pieces suitable for an ice product fall onto a flat grading conveyor. Any large or otherwise unsuitable pieces are removed. The balance continues to the end of the belt to an automatic packaging machine. After being filled, the container is appropriately sealed and placed into cold storage.

     Preliminary discussions have taken place with a company located on the North East Coast of Newfoundland, near iceberg alley, with a view to utilizing their cold storage facility to process the Company's requirements for bagged crushed ice. It is not anticipated that the Company will have to spend significant dollars to accommodate this production activity.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

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

     The Company's functional currency is the Canadian dollar as all Company operations have been conducted in Canada and are denominated in the Canadian dollar. Except for share investments in U.S. dollars, there has been minimal activity denominated in foreign currency through June 30, 2000. Therefore, there is no material currency risk or exposure to the Company in the period to June 30, 2000.

     The Company's financial statements are translated into U.S. dollars using the current exchange rate as required by FAS 52. The accumulated currency translation adjustment is reported as other comprehensive income in the statement of shareholders' equity and was $22,708 to June 30, 2000. Subsequently, in the first quarter of fiscal 2001, the Company issued convertible debentures for proceeds of US$750,000. In the future, the Company intends to conduct operations in the U.S. and Europe. Currency risks and functional currency will be evaluated as future plans are formulated.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format.

     During the year ended June 30 2000, the Company continued its development strategy by investing $121,366 in plant, property and equipment. This brings its total investment in plant, property and equipment to $1,976,580.

     In order to finance the additional investment in plant and equipment, increase in inventory, and to support ongoing start-up and research and development, the Company raised $2,374,111 through the issuance of equity shares during the year ended June 30 2000. The Company is continuing its strategy of funding development through additional debt and equity financing. These funds will be used to manage working capital requirements and to fund ongoing operational costs with a particular emphasis on marketing expenditures as the Company introduces its products to the marketplace.

     The Company reports sales of $737,300 and $399,399 for the year ended June 30 2000, and the year ended June 30 1999, respectively. These sales represent minimal revenue from bottling spring water and some iceberg water with initial shipments of beer and vodka. Sales have doubled over the same period last year with management's anticipation that the next quarter will see increased sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     General and administration expenses have decreased in the year ended June 30 2000 to $1,205,936 as compared with $1,345,293 for the year ended June 30 1999. The company was more active during the recent fiscal year but the high legal and auditing costs incurred for the 1999 reverse takeover were not repeated. As a result overall costs decreased by 10%.

     Research and development expenses decreased in the year ended June 30 2000 to $200,895 compared to $426,377 for the year ended June 30 1999. Our production facility became operational during the year and the ice harvesting methodology was determined with the result that less additional expenditures are being incurred on these activities. Research and development expenses in the year ended June 30 2000 were reduced when iceberg water which was harvested in the research and development activity of the first quarter was transferred to finished product inventory.

     Sales and marketing expenses increased in the year ended June 30 2000 to $779,433 as compared with $365,038 for the year ended June 30 1999. This increase is a result of our redesign of all of our labels to better position our products for the international marketplace. Additional costs were incurred in shipping and warehousing as the Company started to ship products into the United States market. Product giveaways and expenditures to support the brand also increased as product sales doubled during the year.

     Depreciation and Amortization increased in the year ended June 30 2000 to $338,413 compared with $202,822 for the year ended June 30 1999. This increase results from the amortization of the costs of an extension to our production facility at Trepassey, which was completed in July 1998. We also installed a new bottling line, which became operational in July 1998 and additional depreciation has been reflected in these statements.

     Interest and bank charges increased in the year ended June 30 2000 to $71,642 compared with $69,623 for the year ended June 30 1999. The net increase of $2,019,comprised of a decrease in short term interest expense of $8,460 and an increase in long-term interest expense of $10,479. The increase in long-term interest expense resulted from interest charges on recent loans from shareholders.

     Net loss for the year ending June 30 2000 was $2,469,882
($0.26 per share) compared to $2,474,966 ($0.46 per share) for the year ending June 30 1999.

     The Company has incurred significant operating losses since its inception and has an accumulated deficit of $5,930,665 at June 30 2000. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital deficiency at June 30, 2000, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     During the six month period ended June 30,1999, the Company continued its development strategy by investing $985,794 in plant, property and equipment. This brings its total investment in plant, property and equipment to $1,858,953. This current period investment expanded the Company's production facility and also resulted in the installation of a new bottling line for production of its water-based products. In addition, the Company acquired land adjacent to its facility and installed storage capacity to hold bulk products for subsequent processing.


     In order to finance the acquisition of the plant and equipment, and to support ongoing start-up and research and development, the Company raised $1,878,149 through the issuance of additional equity shares during the six month period ended June 30, 1999. This significant financing activity was supplemented by shareholder advances of $425,974, an increase in trade payables of $618,587 and additional long-term debt financing of $161,033. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing developments costs. Subsequent to the June 30, 1999 year-end, the Company has raised $1,500,000 from the issuance of an additional 600,000 common shares. Management believes that this strategy will enable the Company to finance its start-up and development and move it to commercial production by the fourth quarter of fiscal year 2000.

     For the six months ended June 30, 1999 and 1998, the Company reported sales of $209,188 and $113,640, respectively. These sales represent minimal revenue from bottling spring water and some iceberg water. Management recognizes that its cost of sales for the six months ended June 30, 1999 exceeds sales by $78,282. This is as a result of the Company being in its development stage and volume of sales for the above period were insufficient to absorb the new production costs associated with the Company's expanded facility. Management expects that this will be corrected as new markets create demand for the Company's products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     Cost of sales for the six months ended June 30, 1999 was $287,470 as compared to $45,013 for the six months ended June 30, 1998. In addition to the effect of increased sales, the cost of sales increase was partly the result of a write-down of vodka inventory in the amount of $94,849. This write-down was necessary to reflect the fact that previously made sales arrangements with distributors did not come to maturation. Since this was the Company's first production run of this product, packaging and label designs were not acceptable to other potential distributors. The inventory turnover ratio for the six months ended June 30, 1999 was 4.8 times per year. This ratio was not materially different from the inventory turn-over ratio of the previous year.

     General and administration expenses increased in the six month period ended June 30, 1999 to $1,059,010, as compared with $267,543 for the six month period ended June 30, 1998. These expenses include substantial costs which were incurred in the acquisition of Iceberg Corporation of America. These particular costs represent amounts paid to lawyers, accountants and other advisors in the amount of $568,095. This acquisition represents a significant event in the planned positioning of the Company into the international market place for both sales and financing.

     General and administration expenses include other costs, such as wages of $114,169 and legal and accounting fees of $63,819, incurred to enable the Company to organize itself and create the infrastructure to become an international provider of premium beverage products.

     Research and development expenses increased in the six months ended June 30, 1999 to $217,058 as compared with $169,335 for the six months ended June 30, 1998. These expenses represent a continuation of expenses incurred in operating and maintaining the ice harvesting vessel and finalizing the production and storage system at the plant in Trepassey.

     Sales and Marketing expenses incurred in the six months ended June 30, 1999 increased to $236,230 as compared with $74,354 for the six month period ended June 30, 1998. The increase represents additional costs incurred for wages, travel, sales retainers and advertising supplies and design work to prepare the Iceberg water products for introduction into the United States markets.

     Depreciation and Amortization expenses increased in the six months ended June 30, 1999 to $111,259 as compared with $47,855 for the six months ended June 30, 1998. This increase resulted from the acquisition of the ice harvesting vessel in late 1997 and the extra depreciation resulting from the purchase of Enterprise Atlantic Limited in March 1998.

     Interest and bank charges increased in the six months ended June 30, 1999 to $41,913 as compared with $33,866 for the six months ended June 30, 1998. The increase results mainly from interest charges incurred on recent loans from shareholders.

     Primary to management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and/or convertible debt will be marketed in the 1st quarter of fiscal 2001 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in the United States and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. The Company believes that it can be operationally profitable by the second quarter of fiscal 2001, and should only experience further losses if it opts to increase advertising in an attempt to rapidly increase market penetration. Not withstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

     The Company has issued convertible debentures for proceeds of US$750,000 in the first quarter of fiscal 2001. The total debenture has been prepared based on raising $5,000,000. Ongoing discussions are in progress and it is anticipated that the balance of the funds to be raised will be completed by the second quarter of fiscal 2001. These funds will be used to fund ongoing costs incurred to produce and bring the Company's products to market. Capital commitments for the year ended June 30, 2001, are estimated at $545,000 and these additional funds will be sufficient to meet the Company's obligations until the various sales initiations described herein are able to create significant cash flow. No additional facilities are needed to enable the Company to produce on a commercial basis.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totaling $421,738) or because it is payable to Company "insiders". If the Company experiences shortages, it may be possible to renegotiate terms of repayment with the Government agencies and a complete deferral with officers and directors($588,536 due to directors and officers).


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

Harvesting Risk.

     The data available to the Company indicates that the availability of ice from bergs will not be a problem. However, the data does not indicate the proximity of icebergs to the shore, which is a cost-sensitive condition for the Company. To safely and cost-effectively harvest icebergs, they must be close to shore to the point where the icebergs are actually aground or touching the bottom and generally in areas offering some protection from the open sea. The reported length of the season can also be misleading. Icebergs may be present but they must also be in a suitable location and in the process of breaking up in order to be harvested. The data currently available does not provide such detailed information. However, it is known that over the last three years, there were approximately 1,800 icebergs per year, which floated down from Northern Labrador and Greenland. Of this number, approximately 30-40% would migrate into the sheltered bays and coves where harvesting can take place. There can be no guarantee, however, as to how many of these icebergs actually reach close enough to shore and in sheltered locations where they can be safely and economically harvested.

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

Financial Risk.

     If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds raised through the issuance of equity or convertible debt securities may dilute the percentage ownership of the present stockholders of the Company, and, in addition, such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, not be able to take advantage of acquisition opportunities, develop or enhance its products or respond to competitive pressures.


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

     As of the date of this report, this risk has been a non-issue and neither the Company nor any of its hardware or software suppliers has experienced any system failures or disruptions caused by the Year 2000 issue. To date, the Company has not incurred, and does not in the future expect to incur, any material costs in remediating any potential Year 2000 problems. Most of the Company's equipment is not date-sensitive and thus not susceptible to Year 2000 issues. Any equipment that may be date-sensitive is new, and the architecture and design of its software was taken into account in all equipment purchases. Purchases have been and will continue to be limited to equipment from well-known and reputable hardware manufacturers.



ITEM 3.   DESCRIPTION OF PROPERTY

     Iceberg Industries, a wholly-owned subsidiary of the Company, has an 11,200 square foot manufacturing facility at Trepassey, Newfoundland where its water products are processed and bottled. This facility is located on approximately 40 acres of Company-owned land, and the Company owns all of the equipment. Embedded within the 40-acre site is a small piece of real estate owned by the Town of Trepassey, which is specifically the size of and constitutes the site for the bottling plant. This parcel has been leased to the Company for a term of 99 years, with an annual rental or lease rate of $1.00. The Town is surrendering fee title on this parcel to the Company after the next batch of bottle labels are modified to show Trepassey as the source of the spring water. As of the date of this filing, the transfer has not occurred. The 40-acre parcel is encumbered by a first mortgage to Trepassey Community Development Fund in the amount of $83,168, with monthly payments of $664.00, and a second mortgage to Bank of Nova Scotia, securing an obligation of $13,830, which has amortizing payments of $1117.00 per month.

     This property is, in the opinion of management, adequately covered by Insurance on the premises and its contents, under a policy issued by AXA Insurance Company.

     The Company also has long-term water rights leases in place with Basil James, an unrelated third-party landowner, for extraction of mineral water from a site directly adjacent to the Trepassey facility. The Company has these water rights for $67 per month for a period of 25 years, commencing January of 1992.

     The Company maintains an office at 16 Forest Road, St. John's, Newfoundland, Canada, which it utilizes as its main corporate business office. This lease is from Commerce Atlantic Limited, and is for a term of three (3) years, commencing on December 1, 1998, with an annual rental rate of $32,000. The space is approximately 4200 square feet, comprising the second floor of the premises. This property is also covered by insurance through AXA Insurance Company.



ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.



Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)

Common         John Kleinert             1,969,226          18.07%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Ron Stamp                   670,860           6.16%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Maurice Murphy              669,140           6.14%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Paul Benson                 580,958           5.33%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Special        James D. Smyth, Trustee   4,454,690          40.87%
Common (2)     16 Forest Road           (affiliate)
               Suite 100
               St. John's, Newfoundland
               Canada


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     (2) James D. Smyth is functioning as trustee for the Canadian-resident investors and shareholders that acquired their stock by way of an investment in Icecap Equity, Inc., an intermediary company formed to enable the Iceberg Industries acquisition, on a tax-deferred basis for Canadian shareholders. (See "Purchase Offer for Securities of Iceberg Industries" at Exhibit 10.6, which details the terms of the acquisition and the rights of holders of the Company's Special Common Stock; and "Notice of Change in Purchase Offer for Securities of Iceberg Industries" at
          Exhibit 10.7)


     (b)  Security Ownership of Management.

     The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)

Common         John Kleinert             1,969,226          18.07%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Ron Stamp                   670,860           6.16%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Maurice Murphy              669,140           6.14%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Paul Benson                 580,958           5.33%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         Lewis Stoyles               194,018           1.78%
               16 Forest Road           (affiliate)
               Suite 200
               St. John's, Newfoundland
               Canada

Common         All Officers and          4,084,202          37.47%
               Directors as a
               Group


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.



ITEM 5.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS

     The directors and officers of the Company are as follows:

Name                     Age  Position
-----------------        ---  ---------------
Paul Benson              45   President, CEO & Director
Ron Stamp                46   Vice President-Marketing & Director
Maurice Murphy           49   Vice President-Operations
Lewis Stoyles            51   Vice President-Finance & Director
John Kleinert            41   Director

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There is no family relationship between any executive officer and director of the Company.

PAUL BENSON, 45, President, C.E.O. & Director

     Mr. Benson has served in senior management positions with national and local multi-unit organizations. He founded Newfoundland's first independent retail gasoline operation and co-founded a Newfoundland based advertising and marketing firm. Mr. Benson is a co-founder of the Company, and a founder of Newfoundland's first and largest bottled water operation, Enterprise Atlantic Limited, since amalgamated with the Company. Mr. Benson founded Enterprise Atlantic Limited in 1991, and was President of the company until its merger with Iceberg Industries in 1998. Mr. Benson is a graduate of Memorial University in St. John's and has served as an officer in the Canadian Navy.

RONALD STAMP, 46, Vice President - Marketing and Sales & Director

     Mr. Stamp is a co-founder of the Company, and has overall responsibility for sales and marketing. From 1994 until his co-founding of the Company in 1996, Mr. Stamp was Managing Director at Canadian Iceberg Vodka Corporation. He has over 20 years of experience in sales, marketing and public relations in the food and beverage industry in Canada, the United States and the Caribbean.

MAURICE MURPHY, 49, P. Eng., Vice President - Operations

     Mr. Murphy is a registered professional engineer and possesses a Third Class Power Certificate of Competency, issued by the Government of Canada. Mr. Murphy has had over 20 years experience in the food and beverage industry in Newfoundland in senior management positions. These positions all involved responsibility for capital and operational budgets for these facilities, as well as overall responsibility for maintenance and engineering departments. Mr. Murphy assumes similar responsibilities in both plant and harvesting operations at Iceberg Industries. Prior to his employment with the Company, Mr. Murphy was President of M.J. Murphy and Associates, Ltd., a designer, supplier and installer of general mechanical and refrigeration systems. Mr. Murphy received his Bachelor of Engineering degree from Memorial University in St. John's, Newfoundland.

LEWIS STOYLES, 51, FCA, CMC, Vice President, C.F.O. & Director

     Mr. Stoyles is a member of the Canadian Institute of Chartered Accountants and a fellow of the Newfoundland Institute of Chartered Accountants. In addition, Mr. Stoyles is a certified management consultant. He brings over 30 years experience in accounting, auditing and financial management to his position. Mr. Stoyles has worked for 20 years in various industries including manufacturing and distribution of food products, trucking and aviation transport operations. Prior to his position at Iceberg Industries, Mr. Stoyles was managing partner of the Coopers and Lybrand, St. John's office for 6 years. Mr. Stoyles is responsible for all financial affairs of the Company.

JOHN KLEINERT, 41, Director

     Mr. Kleinert has over 18 years experience in the financial industry. As a General Partner at Goldman Sachs & Co. in New York, Mr. Kleinert worked in the municipal bond department wherein he managed the firm's Risk Portfolio. Since 1995, Mr. Kleinert has been the Chief Financial Officer of a high technology firm specializing in thermal management. Mr. Kleinert received his Bachelor of Science degree in Chemical Engineering from Princeton University.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.



ITEM 6.   EXECUTIVE COMPENSATION.

     The following table sets forth the cash compensation, which was paid by the Company for services, rendered to the Company.
During fiscal years ended 1998, 1999 and 2000, the following payments were made:


                                             Remuneration (US$)
                                        ----------------------------
Name                Position            2000      1999      1998

                                        ----------------------------
Paul Benson         President & CEO     51,106    63,102     69,994

Ron Stamp           Vice President      47,080    60,426     55,146
                    -Marketing

Maurice Murphy      Vice President      29,517    45,037     25,263
                    -Operations

Lewis Stoyles       Vice President      45,424    51,340      9,628
                    -Finance

All Executive
Officers as
a group                                 173,127   219,905   159,671



     No compensation is payable to Directors of the Company in connection with attendance at board meetings, except as to such Directors who also serve as Officers of the Company in capacities other than Directors. At this time, no other compensation has been scheduled for any other member of the Board of Directors or Officer of the Company.

     Future compensation of Officers will be determined by the Board of Directors based upon the financial condition and performance of the Company, the financial requirements of the Company, and upon the individual performance of each Officer.
The Board of Directors intends to ensure that the salaries paid to the Company's Officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of individual Officers and employees.



ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company and Icecap Equity Inc. purchased all of the issued and outstanding common shares of Iceberg Industries on the basis of one and seven-tenths Preferred Exchangeable Shares of Icecap Equity Inc. for each one Iceberg Industries Share or, at the option of a holder who was a non-resident of Canada, one and seven-tenths Common Shares of the Company for each Iceberg Industries Share. This purchase was completed on June 25, 1999.

     Icecap Equity Inc. was incorporated on May 3rd, 1999, to allow for the postponement of a deemed disposition of shares of Iceberg Industries and consequential tax implications for Canadian resident security holders of Iceberg Industries, until such time as the investor disposes of the Company's shares exchanged for shares of Icecap Equity Inc. Other than for the purposes stated herein, Icecap Equity Inc. has no other business activities, and shares of Icecap Equity Inc. have no value other than the right to be exchanged for shares of the Company. (See "Purchase Offer for Securities of Iceberg Industries" at Exhibit 10.6, which details the terms of the acquisition and the rights of holders of the Company's Special Common Stock; and "Notice of Change in Purchase Offer for Securities of Iceberg Industries" at
Exhibit 10.7)

     In addition, the Company has outstanding notes payable due to shareholders and to directors. Notes payable to shareholders, bearing interest rates, which range between 6% and 8.75%, matured in June 1999. At June 30, 2000, $22,311.34 of the principal and accrued interest related to the notes was in arrears and outstanding. In July 2000,the remaining balance noted above was repaid. The balance of Notes payable to directors, included in Due to shareholders, are unsecured, bear interest at 5% and 10% and are repayable upon demand. As of June 30, 2000, notes payable to directors totaled $588,536.

     Except as herein above set forth, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.



ITEM 8.   DESCRIPTION OF SECURITIES.

     The Company's authorized capital stock consists of 25,000,000 shares of Common Stock, par value $.0001 per share, and 5,000,000 shares of Special Common Stock, par value $.0001 per share. At June 30, 2000, there were 6,444,250 Common Shares issued and outstanding and 4,454,690 Special Common Shares issued and outstanding, for a total of 10,898,940 issued and outstanding shares of the Company.

     All shares of the Company's Common Stock and Special Common
Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders.

     The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully paid and non-assessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefor.

     The Special Common Stock shares of the Company are convertible, at the option of the respective holders of the shares thereof, at any time, and into fully paid, non-assessable Common Stock shares of the Company, at the rate of one Common Stock share for each one Special Common Stock share so surrendered for conversion. The Special Common Stock shares of the Company carry the following additional rights:

     Dividend rights: any dividends paid will be equivalent to dividends paid on the common shares of the COmpany.

     Direct Voting Rights:  One vote per Special Common Stock
Share.

     Retraction/Redemption Rights:  The Special Common Stock
Shares are redeemable at the option of Icecap Equity Inc. and retractable at the option of the holder upon delivery of one
Share of the Company.

     Liquidation Entitlement: Special Common Stock Share holders are entitled to be paid, upon any liquidation of the assets of Icecap Equity Inc. , an amount of money equivalent to the amount that would be received per Company Share on a liquidation of the Company.

     Anti-dilution: The Special Common Stock Shares contain anti-dilution provisions to keep such shares pari passu with any changes involving the Company Shares, such as reorganizations or stock splits.

     In addition to the foregoing, the Special Common Stock
Shares are subject to certain collateral contractual arrangements as follows:

     Voting Rights in the Company: The Company will issue special voting shares to a trustee (the "Iceberg Corporation of America Trust Shares"). The terms of the trust shall be contained in a trust indenture which will provide as follows: (i) the number of Iceberg Corporation of America Trust Shares shall be equal to the number of Special Common Stock Shares; (ii) the voting rights of the Iceberg Corporation of America Trust Shares shall be equal and equivalent to the voting rights attached to the Iceberg Corporation of America Shares; (iii) the trustee shall vote the Iceberg Corporation of America Trust Shares as directed by the holders of the Special Common Stock Shares; and (iv) as each Special Common Stock Share is exchanged for a Company Share, the corresponding equivalent Iceberg Corporation of America Trust Share shall be cancelled.

     Put Rights: The holders of Special Common Stock Shares may require those shares to be acquired by the Company in exchange for an equal number of Company Shares.

     The Company shall at all times reserve and keep available out of its authorized but non-issued common shares the full number of Common Shares deliverable upon the conversion of all of the then outstanding Special Common Shares, and shall take all action and obtain all permits or orders that may be necessary to enable the Company lawfully to issue common shares upon the conversion of the Special Common Shares.



                             PART II


ITEM 1.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a)  Market Price.

     The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter
Bulletin Board.

     As of June 30, 2000, the Company had 220 shareholders of record of its common stock and one shareholder of record for the special common stock. See Item 7, Certain Relationships and Related Transactions. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


1998                HIGH                LOW
-----------         ------              ------
1st Quarter
2nd Quarter                   N/A
3rd Quarter
4th Quarter

1999                HIGH                LOW
-----------         ------              ------
1st Quarter
2nd Quarter                   N/A
3rd Quarter         3.750               1.000
4th Quarter         2.875               1.250

2000                HIGH                LOW
-----------         ------              ------
1st Quarter         3.250               0.750
2nd Quarter         3.625               0.625


     (b)  Other.

     The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Securities and Exchange Act of 1934. Penny Stock Regulation and Broker-Dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     (c)  Dividends.

     The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. The Company has not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors.

     (d)  Transfer Agent.

     The Transfer Agent for the Company's Common Stock is Pacific
Stock Transfer Company, 5844 S. Pecos Road, Suite D, Las Vegas,
Nevada 89120.



ITEM 2.   LEGAL PROCEEDINGS.

     There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.



ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



ITEM 4.   RECENT SALES OF UNREGISTERED SECURITIES.

     During June 1999, and closing on June 25, 1999, the Company consummated a reverse merger transaction whereby it acquired 100% of the issued and outstanding stock of Iceberg Industries for total consideration of $3,631,848, which was satisfied by the issuance of 5,757,859 shares of the Company's stock, consisting of 1,251,753 Common Shares and 4,506,106 Special Common Shares. This transaction was completed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Internal Revenue Code section 368. As a result of these transactions, the former shareholders of Iceberg Industries effectively control the Company through their share ownership.

     In September 1999, the Company completed a private placement under Rule 506 of Regulation D whereby it issued an aggregate of 600,000 restricted shares of the Company's Common Stock in exchange for $1,500,000, or $2.50 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investor also received 1,200,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock at $2.50 per share. The first 600,000 Warrants expire on December 15, 2000; the next 600,000 Warrants expire on March 15, 2002. In addition, the investor received 150,000 stock options under the Company's employee stock option plan, which expire on December 31, 2009. The Term Sheet for the Private Placement is included herewith as Exhibit 10.11. Subsequently, the 1,200,000 outstanding Warrants were cancelled.

     In June 2000, the Company completed a private placement under Rule 506 of Regulation D whereby it issued an aggregate of 1,000,000 restricted shares of the Company's Common Stock in exchange for $500,000, or $0.50 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 1,000,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to April 30, 2001, an amount of money per share equal to 125% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 1, 2001 to April 30, 2002, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

     In August 2000, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures in exchange for $750,000 which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors will be entitled to convert their debenture into an equivalent number of shares of the Company's Common Stock at $0.50 per share. As part of the offering price, the accredited investors who convert will receive share purchase warrants convertible into an equivalent number of shares of the Company's Common Shares at $0.625 per share. These warrants expire eighteen months after the conversion date of the convertible debenture to equity. A commission of 4% was paid in connection with the issuance of the convertible debenture.

     Except as noted herein, no compensation or commissions were paid to any person in connection with the issuance of the shares, and no underwriter, broker or dealer participated in such a sale. Each issuee in the transactions described above made a written representation to the Company that he was acquiring the Company's stock for investment purposes and not with a view to the resale or redistribution thereof. Each stock certificate issued contains a restrictive legend. Each of the above transactions was deemed by the Company to be exempt from registration under
Section 4(2) of the Securities Act of 1933, and Rule 145 (17 CFR
Section 230.145) as a transaction not involving any public offering.

     As of the date of this report, 9,041,200 of the issued and outstanding shares of the Company's Common Stock and Special Common Stock could potentially be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in the Rule:

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in non-public transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(a)(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by non-affiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or non restricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold (144(e)); when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates (144(k)).

     (4) Except for sales of restricted securities made by non-affiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by non-affiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

     Furthermore, Rule 145, which applies when a merger, share exchange or similar reorganization of a company takes place, would limit the ability of holders of restricted securities to sell their shares through the public market. All securities received as a result of a transaction subject to Rule 145 would be restricted for a minimum of one year from the date on which the consideration for these shares was exchanged, which would be June 25, 1999 for a large majority of the shareholders of the Company. Once the one-year period has elapsed, the holders are subject to the normal restrictions and exemptions set forth in Rule 144.

     Based upon the Company's knowledge of the dates of acquisition of the various securities of the Company, there are currently 9,041,200 shares of the 10,898,940 potentially tradable restricted shares, which could be immediately sold, after all Icecap Equity Inc. shares are converted to shares of the company, under Rule 144 of the Securities Act.



ITEM 5.   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability of a director or officer to the Company, or its stockholders for damages for breach of fiduciary duty as a director or officer. The Company may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

Indemnification of Directors, Officers, Employees and Agents

     So far as permitted by the Nevada Business Corporation Act, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct.
Section 78.751(1) of the Nevada Revised Statutes (NRS) authorizes a Nevada corporation to indemnify any director, officer, employee, or corporate agent who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation due to his or her corporate role.
Section 78.751(1) extends this protection against expenses, including attorney's fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

     Section 78.751(2) of the NRS also authorizes indemnification of the reasonable defense or settlement expenses of a corporate director, officer, employee or agent who is sued, or is threatened with a suit, by or in the right of the corporation. The party must have been acting in good faith and with the reasonable belief that his of her actions were not opposed to the corporation's best interests. Unless the court rules that the party is reasonably entitled to indemnification, the party seeking indemnification must not have been found liable to the corporation.

     To the extent that a corporate director, officer, employee, or agent is successful on the merits or otherwise in defending any action or proceeding referred to in Section 78.751(1) or 78.751(2), Section 78.751(3) of the NRS requires that he or she be indemnified against expenses, including attorneys fees, actually and reasonably incurred by him in connection with the defense.

     Section 78.751(4) of the NRS limits indemnification under
Section 78.751(1) and 78.751(2) to situations in which either (i) the stockholders; (ii) the majority of a disinterested quorum of directors; or (iii) independent legal counsel determine that indemnification is proper under the circumstances.

     Pursuant to Section 78.175(5) of the NRS, the corporation may advance an officer's or director's expenses incurred in defending any action or proceeding upon receipt of an undertaking. Section 78.751(6)(a) provides that the rights to indemnification and advancement of expenses shall not be deemed exclusive of any other rights under any bylaw, agreement, stockholder vote or vote of disinterested directors. Section 78.751(6)(b) extends the rights to indemnification and advancement of expenses to former directors, officers, employees and agents, as well as their heirs, executors, and administrators.

     Regardless of whether a director, officer, employee or agent has the right to indemnity, Section 78.752 allows the corporation to purchase and maintain insurance on his or her behalf against liability resulting from his or her corporate role.

     Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.


                             PART F/S

Financial Statements.

     The following financial statements are attached to this report and filed as a part hereof.


     Audited Consolidated Financial Statements as of June 30,
     2000 with comparative figures for the six months ended June
     30 1999, and for the year ended December 31, 1998

     Unaudited Consolidated Financial Statements as of
     June 30, 1999

     Unaudited Consolidated Financial Statements as of
     June 30, 1998

         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

                INDEPENDENT AUDITORS' REPORT AND

                CONSOLIDATED FINANCIAL STATEMENTS



                   INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders,
Iceberg Corporation of America

We have audited the accompanying consolidated balance sheets of Iceberg Corporation of America (a development stage company) and subsidiaries as of June 30, 2000 and June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2000, for the six months ended June 30, 1999 and the year ended December 31, 1998, and for the period from July 22, 1996 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Iceberg Corporation of America and subsidiaries as of June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for the year ended June 30, 2000, for the six months ended June 30, 1999, for the year ended December 31, 1998, and for the period from July 22, 1996 (inception) to June 30, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Iceberg Corporation of America is a development stage company engaged in the development, production and commercial marketing of premium beverage products, which utilize iceberg water as a core ingredient. As discussed in Note 1 to the consolidated financial statements, the deficiency in working capital at June 30, 2000 and the operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


St. John's, Newfoundland, Canada        Deloitte & Touche LLP
September 8, 2000.                      Chartered Accountants


                     ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                              (a Development Stage Company)

                               CONSOLIDATED BALANCE SHEETS

                                        _________
                              (all amounts in U.S. dollars)


                                                            June           June
                                                            30, 2000       30, 1999
ASSETS
Current assets
  Cash and cash equivalents                             $     30,417     $  273,987
  Trade accounts receivable, less allowance
    for doubtful accounts of $10,500, and $5,374,
    respectively                                             155,135        193,936
  Inventory                                                  581,624        302,901
  Prepaid expenses                                            47,587         53,322
                                                            ---------      ---------
Total current assets                                         814,763        824,146

Property, plant and equipment, net                         1,567,778      1,693,831
Goodwill                                                     193,641        266,733
                                                            ---------      ---------
Total assets                                            $  2,576,182     $2,784,710
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $    138,331     $        -
  Accounts payable                                         1,048,088      1,202,633
  Accrued liabilities                                         62,243         29,412
  Due to shareholders                                        610,847        425,974
  Current portion of long term debt                           96,831         44,058
                                                            ---------      ---------
Total current liabilities                                  1,956,340      1,702,077

Long term debt                                               521,840        882,369
                                                            ---------      ---------
Total liabilities                                          2,478,180      2,584,446
                                                            ---------      ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 6,444,250 and 4,285,085 shares issued
  and outstanding in 2000 and 1999 respectively                  644            428
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,454,690 and 4,506,106 shares
  issued and outstanding in 2000 and 1999 respectively           445            451
Additional paid-in capital                                 6,004,870      3,630,969
Deficit accumulated during the development stage          (5,930,665)    (3,460,783)
Accumulated other comprehensive income                        22,708         29,199
                                                            ---------      ---------
Total shareholders' equity                                    98,002        200,264
                                                            ---------      ---------
Total liabilities and shareholders' equity               $ 2,576,182    $ 2,784,710
                                                            =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                         _________
                               (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Year           Six Months     Year
                                   (Date of            Ended          Ended          Ended
                                   Inception) to       June           June           December
                                   June 30, 2000       30, 2000       30, 1999       31, 1998


Sales                              $ 1,194,580         $   737,300    $   209,188    $   248,092

Cost of sales                        1,118,951             610,863        287,470        220,618
                                   -----------         -----------    -----------    -----------
Gross (loss) profit                     75,629             126,437        (78,282)        27,474
                                   -----------         -----------    -----------    -----------

Operating expenses
  General and administrative         2,958,047           1,205,936      1,059,010        507,167
  Research and development             899,159             200,895        217,058        361,850
  Sales and marketing                1,370,991             779,433        236,230        198,250
  Depreciation and amortization        588,755             338,413        111,259        130,881
                                   -----------         -----------    -----------    -----------
                                     5,816,952           2,524,677      1,623,557      1,198,148
                                   -----------         -----------    -----------    -----------
Operating loss                      (5,741,323)         (2,398,240)    (1,701,839)    (1,170,674)
                                   -----------         -----------    -----------    -----------
Other expenses
  Interest and bank charges             91,481              28,337         28,135         22,858
  Interest on long term debt            97,861              43,305         13,778         37,110
                                   -----------         -----------    -----------    -----------
                                       189,342              71,642         41,913         59,968
                                   -----------         -----------    -----------    -----------
Loss before taxes                   (5,930,665)         (2,469,882)    (1,743,752)    (1,230,642)
Income taxes                                 -                   -              -              -
                                   -----------         -----------    -----------    -----------

Net loss                           $(5,930,665)        $(2,469,882)   $(1,743,752)   $(1,230,642)
                                   ===========         ===========    ===========    ===========

Loss per share
 - basic and diluted               $    (1.65)         $    (0.26)    $    (0.27)    $     (0.52)
                                   ===========         ===========    ===========    ===========

Weighted average common shares
 - basic and diluted                 3,591,084           9,441,735      6,480,860      2,364,155
                                   ===========         ===========    ===========    ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                          ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                   (a Development Stage Company)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             _________
                                   (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Year           Six Months     Year
                                   (Date of            Ended          Ended          Ended
                                   Inception) to       June           June           December
                                   June 30, 2000       30, 2000       30, 1999       31, 1998


Operating activities
  Net loss                         $(5,930,665)        $(2,496,882)   $(1,743,752)   $(1,230,642)
  Items not affecting cash:
    Depreciation and amortization      588,755             338,413        111,259        130,881
    Gain on sale of property,
    plant and equipment                (29,195)             (6,976)         4,127        (26,346)
                                   -----------         -----------    -----------    -----------
                                    (5,371,105)         (2,138,445)    (1,628,366)    (1,126,107)

Changes in current assets
  and liabilities
  (Increase) decrease in
    accounts receivable                (85,018)             36,954       (139,132)       (11,875)
  (Increase) decrease in
    inventory                         (389,729)           (282,535)         3,962         88,721
  (Increase) decrease in
    prepaid expenses                   (18,291)              5,213        (34,328)        10,824
  Increase (decrease) in
    accounts payable                   621,903            (143,006)       618,587        (85,683)
  Increase in accrued liabilities       62,133              33,146         10,195          2,132
  Increase (decrease)in deferred
   government grants                      (693)                -          (46,599)        45,905
                                   -----------         -----------    -----------    -----------

Cash used by operating activities   (5,180,800)         (2,488,673)    (1,215,681)    (1,076,083)
                                   -----------         -----------    -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,749,043)           (121,366)      (985,794)      (413,712)
  Proceeds from sale of property,
   plant and equipment                  78,007              32,381          5,866         39,760
  Acquisition of subsidiary                 (1)                -              -               (1)
                                   -----------         -----------    -----------    -----------

Cash used by investing activities   (1,671,037)            (88,985)      (979,928)      (373,953)
                                   -----------         -----------    -----------    -----------

Financing activities
  Proceeds from (payments of)
   short term borrowings               153,634             138,678            -         (152,985)
  Advances from third parties          259,870                 -              -              -
  Repayment of advances from
   third parties                      (516,030)                -              -         (506,716)
  Advances from shareholders, net      611,008             185,034        425,974            -
  Proceeds from issuance of
   long term debt                      868,694              33,942        161,033        659,064
  Repayment of long term debt         (497,523)           (395,609)       (55,482)       (43,188)
  Net proceeds from issuance
   of shares                         6,005,959           2,374,111      1,878,149      1,554,984
                                   -----------         -----------    -----------    -----------

Cash provided by financing
 activities                          6,885,612           2,336,156      2,409,674      1,511,159
                                   -----------         -----------    -----------    -----------
Effect of exchange rate
 changes on cash                        (3,358)             (2,068)          (429)          (847)
                                   -----------         -----------    -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period          30,417            (243,570)       213,636         60,276

Cash and cash equivalents,
 beginning of period                       -               273,987         60,351             75
                                   -----------         -----------    -----------    -----------

Cash and cash equivalents,
 end of period                     $    30,417         $    30,417    $   273,987    $    60,351
                                   ===========         ===========    ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   189,342         $    71,642    $    41,913    $    59,968
                                   ===========         ===========    ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -      $       -
                                   ===========         ===========    ===========    ===========


      The accompanying notes are an integral part of these consolidated financial statements.


                            ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                     (a Development Stage Company)

                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              __________
                                    (all amounts in U. S. dollars)

                           Common and                          Deficit
                         Special Common                        Accumulated  Accumulated     Total
                             Shares            Additional      During the   Other           Share-
                            Par Value          Paid in         Development  Comprehensive   holders'
                         Number    Amount      Capital         Stage        Income          Equity

Balance at July 22, 1996
 (Inception)                       $   -       $   -           $   -        $   -           $   -
Components of comprehensive
 income (loss)
  Net loss                  -          -           -              (52,892)      -               (52,892)
  Foreign currency
   translation adjustment   -          -           -               -               270              270
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                                (52,622)
                                                                                             ----------
Issuance of shares        10,000         1           72                                              73
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1996                     10,000         1           72           (52,892)         270          (52,549)
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -             (433,497)      -              (433,497)
  Foreign currency
   translation adjustment   -          -           -               -            16,210           16,210
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                               (417,287)
                                                                                             ----------
Issuance of shares       481,006        48      198,594            -            -               198,642
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1997                   491,006         49      198,666          (486,389)      16,480         (271,194)
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (1,230,642)      -            (1,230,642)
  Foreign currency
   translation adjustment   -          -           -               -             6,979            6,979
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (1,223,663)
                                                                                             ----------
Issuance of shares     3,753,967       375    1,554,609                                       1,554,984
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1998                  4,244,973       424    1,753,275        (1,717,031)      23,459           60,127
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (1,743,752)      -            (1,743,752)
  Foreign currency
   translation adjustment   -          -           -               -             5,740            5,740
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (1,738,012)
                                                                                             ----------
Issuance of shares     4,546,218       455    1,877,694            -            -             1,878,149
                         -------   -------     --------        ----------    ---------       ----------

Balance at June 30,
 1999                  8,791,191   $   879   $3,630,969       $(3,460,783)   $  29,199       $  200,264

Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (2,469,882)      -            (2,469,882)
  Foreign currency
   translation adjustment   -          -           -               -            (6,491)          (6,491)
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (2,476,373)
                                                                                             ----------
Issuance of shares     2,107,749       210    2,373,901            -            -             2,374,111
                         -------   -------   ----------         -----------   --------       ----------


Balance at June 30,
 2000                 10,898,940   $ 1,089   $6,004,870       $(5,930,665)   $  22,708       $   98,002



The accompanying notes are an integral part of these consolidated financial statements.


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)



1.   Description of business and basis of presentation

     Description of business

     Iceberg Industries Corporation ("Iceberg Industries"), a development stage company, was incorporated under the laws of the province of Newfoundland, Canada on July 22, 1996. As more fully described in Note 3(a), Iceberg Corporation of America ("the Corporation"), a dormant public shell company, acquired Iceberg Industries effective June 25, 1999. The acquisition by the Corporation resulted in the former shareholders of Iceberg Industries acquiring control of the Corporation and, accordingly, this transaction has been treated as a reverse takeover and is deemed in substance a capital transaction, rather than a business combination. Under this basis of accounting in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), Iceberg Industries has been identified as the accounting acquirer. The financial statements prior to the aforementioned acquisition are those of Iceberg Industries since, under a reverse takeover transaction, comparative figures become those of the accounting acquirer.

     The Corporation's principal activity is intended to be the commercial supply of premium beverage products, including iceberg water, beer and vodka, which primarily utilize water obtained from icebergs as the core ingredient. To date, however, the Corporation has only generated minimal revenue from bottling spring water and some iceberg water, beer and vodka. The Corporation has invested heavily in the development of technology for the harvesting of icebergs and the production of premium water from icebergs. It has developed substantial production facilities and has recently focused its energies on product development, packaging, market research and market development. Management continues to commit significant efforts to these development activities, financial planning and raising the required capital to support the ongoing research and development.


     Basis of presentation

     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Corporation has incurred significant operating losses since inception and has an accumulated deficit of $5,930,665 at June 30, 2000. The Corporation expects to incur further development costs to continue its product development and marketing initiatives. The Corporations' working capital deficiency at June 30, 2000 and limited revenue will not be sufficient to meet its development requirements. Management recognizes that the Corporation must generate additional resources. Management's plans include the sale of additional debt and equity securities, the pursuit of business alliances for the production and marketing of product and the ongoing development of markets for its products.

     No assurances can be given that the Corporation will be successful in raising sufficient additional capital or entering into business alliances, which will enable it to achieve profitability or positive cash flow.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)



2.   Significant accounting policies

     Basis of consolidation

     These consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Such consolidated financial statements include, as appropriate, the financial position and results of operations of acquired businesses since the date of such respective acquisitions.

     Change in fiscal year

     The Corporation changed its financial reporting year end from December 31 to June 30 effective January 1, 1999 to more closely align its fiscal reporting to its business cycle.

     Reporting currency and foreign currency translation

     The Corporation reports its consolidated financial statements in U.S. dollars. The functional currency of the Corporation's major operations to date conducted by Iceberg Industries is the Canadian dollar. Canadian dollar denominated amounts have been translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses and gains and losses. Translation adjustments are recorded as a separate component of other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations.

     Use of estimates

     The preparation of the Corporation's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                  (all amounts in U.S. dollars)



2.   Significant accounting policies (Continued)

     Inventory

     Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory balances include the following:

                                        June 30,       June 30,
                                        2000           1999
                                        ---------      ---------

     Raw materials                      $ 255,154      $ 243,230
     Finished goods                       326,470         59,671
                                        ---------      ---------
                                        $ 581,624      $ 302,901
                                        =========      =========



     Government grants

     The Corporation applies government grants received related to the purchase of property, plant and equipment to the cost of those assets. Grants received in advance of the acquisition of the related property, plant and equipment are deferred until the asset has been acquired.

     Property, plant and equipment

     Property, plant and equipment are recorded at historical cost less government grants received.
     Property, plant and equipment are depreciated over their useful lives using the declining balance method at the following annual rates:

               Plant                         4%
               Tank farm                     10%
               Furniture and equipment       20% - 30%
               Vehicles                      30%

     Repairs and maintenance are expensed as incurred.
     Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property, plant and equipment. Cost of property, plant and equipment disposed of and the related accumulated depreciation are removed from the related accounts, and a gain or loss, if any, is recognized.

     Goodwill

     Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefitted.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                  (all amounts in U.S. dollars)




2.   Significant accounting policies (Continued)

     Impairment of long-lived assets

     The Corporation evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Fair value of financial instruments

     The Corporation has evaluated fair values of its financial instruments based on the current interest rate environment, related market values and current pricing of financial instruments with comparable terms. The carrying values of financial instruments are considered to approximate fair value, except as otherwise indicated in Note 7.

     Revenue recognition

     Revenue associated with the sale of goods has been recognized upon shipment at which time the benefits of ownership and the risk of loss passes to the customer.

     Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

     Research and development

     Research and development costs are expensed as incurred.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                  (all amounts in U.S. dollars)




2.   Significant accounting policies (Continued)

     Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133: Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Corporation does not currently hold any derivative instruments and does not engage in hedging activities, the Corporation expects that the adoption of SFAS 133 will not have a material impact on its financial position, results of operations or cash flows. The Corporation will be required to adopt SFAS 133 in fiscal 2001.

     During the year ended June 30, 2000, the Corporation adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.
     Although SAB No. 101 does not change any of the accounting profession's existing rules on revenue recognition, it draws upon existing rules and explains how the SEC staff applies those rules, by analogy, to other transactions that existing rules do not specifically address. The adoption of SAB 101 did not have a material effect on the Corporation's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of the Accounting Principles Board Opinion No. 25) (the "interpretation"). Among other issues, this interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or reward, and (d) the accounting for an exchange of stock compensation awards in a business compensation. This interpretation became effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Corporation is in the process of evaluating the effects of this new statement.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)



3.   Acquisitions

     (a) Business Combination of Iceberg Corporation of America with Iceberg Industries Corporation

          Effective June 25, 1999, the Corporation acquired 100% of Iceberg Industries for total consideration of $3,631,848 based upon a share for share exchange at a ratio of 1.7 shares of the Corporation for each share of Iceberg Industries. At the date of combination, the Corporation was a dormant public shell company with no identifiable assets other than cash. As such, the reverse takeover transaction was considered a capital transaction rather than a business combination. The purchase price for the Iceberg Industries' shares was satisfied by the issuance of 1,251,753 common shares and 4,506,106 special common shares of the Corporation. The special common shares have voting rights equal to the Corporation's common shares and may be exchanged at any time for a common share of the Corporation on an equivalent basis. Accordingly, they are the economic equivalent of the common shares.

          As a result of these transactions, the former shareholders of Iceberg Industries effectively control the Corporation through their share ownership. Under these circumstances, U.S. GAAP requires that Iceberg Industries be identified as the accounting acquirer. Accordingly, the financial statements prior to the acquisition are those of Iceberg Industries. Historical shareholder's equity of the Corporation has also been retroactively restated for the equivalent number of shares received in the reverse takeover transaction.


     (b) Business Combination of Iceberg Industries Corporation and Enterprise Atlantic Limited

          Iceberg Industries acquired a 100% interest in Enterprise Atlantic Limited ("Enterprise") on March 31, 1998 for $1 and has accounted for the acquisition using the purchase method of accounting. Accordingly, the results of operations of Enterprise subsequent to March 31, 1998 are included in the accompanying consolidated financial statements.

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)




3.   Acquisitions (Continued)

     (b) Business Combination of Iceberg Industries Corporation and Enterprise Atlantic Limited (continued)

          The following summarizes the net assets acquired:


          Property, plant and equipment           $238,340
          Goodwill                                 355,646
                                                  ---------
                                                   593,986
          Less: Liabilities assumed               (593,985)
                                                  ---------
          Net assets acquired for cash            $      1
                                                  =========


          The goodwill is being amortized on a straight-line basis over five years.

          The following unaudited pro forma information presents the results of operations of the Corporation as if the acquisition of Enterprise had occurred on January 1:

                                                  1998
                                             -------------
          Sales                              $    320,285
          Net loss                           $ (1,313,804)
          Basic and diluted loss per share   $      (0.56)



          The unaudited pro forma amounts include certain adjustments, such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future.

                     ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        _________
                              (all amounts in U.S. dollars)




4.   Property, plant and equipment

     Property, plant and equipment is comprised of the following:

                              2000                                    1999
                    ---------------------------------------  -----------------------------
                              Accumulated    Net Book               Accumulated   Net Book
                    Cost      Depreciation   Value       Cost       Depreciation    Value
                    ----      ------------   --------    ----       ------------  --------


     Plant     $   451,876    $ (24,563)   $  427,313  $  437,374  $  (7,224)   $  430,150
     Land           46,837         -           46,837      43,984        -          43,984
     Tank farm     216,884      (19,915)      196,969     183,246        -         183,246
     Furniture
      and
      equipment  1,219,089     (339,269)      879,820   1,152,031   (139,881)    1,012,150
     Vehicles       41,894      (25,055)       16,839      42,318    (18,017)       24,301
               ------------   ----------     --------  ----------   ----------  ----------
               $1,976,580     $(408,802)   $1,567,778  $1,858,953  $(165,122)   $1,693,831



     The tank farm was not depreciated during the six months ended June 30, 1999 as it was placed in operation at the end of the fiscal period.



5.   Short term borrowings

     The Corporation has a credit facility arrangement with its commercial bankers with an operating line of credit of $102,000, bearing interest at the Bank's prime rate plus 2%.
     Prior approval is obtained from the commercial banker when this credit facility is exceeded. Short term borrowings are secured by a general assignment of book debts and a charge over inventory.



6.   Due to shareholders

     Demand notes payable to shareholders have no set terms of repayment and bear interest at rates which range between 5% and 10%. A $300,000 demand loan from one of the shareholders is secured by an assignment of equipment. The balance of the notes is unsecured.


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)




7.   Long term debt                     2000           1999
                                        ------         -------

     Notes payable to directors,
     $156,000 was used to purchase
     shares under the Corporation's
     Stock Option Plan, with the
     remaining being reclassified
     as due to shareholders         $        -       $ 346,150

     Atlantic Canada Opportunities
     Agency, non-interest bearing,
     unsecured debt, repayable in
     monthly installments
     commencing December 2000 and
     maturing 2005                      338,570        307,800

     Hongkong Bank of Canada, term loan
     bearing interest at prime plus
     3%, repayable in blended monthly
     installments, maturing 2004,
     secured by certain assets of the
     Corporation, and limited
     guarantees of certain
     shareholders                       126,080        149,813

     Trepassey Community Development
     Fund, term loan bearing interest
     at 5%, repayable in blended
     monthly installments, maturing
     2015, secured by certain assets
     of the Corporation                  83,168         88,021

     Bank of Nova Scotia, term loan
     bearing interest at prime
     plus 2%, repayable in monthly
     installments plus interest,
     maturing 2001, secured by certain
     assets of the Corporation           13,830         27,461

     John Deere Credit, capital lease
     bearing interest at 10.2%,
     repayable in blended monthly
     instalments of $2,124, maturing
     2004, secured by equipment          55,526             -

     Other                                1,497          7,182
                                   ------------      -----------
                                        618,671        926,427
     Current portion                     96,831         44,058
                                   ------------      -----------
                                   $    521,840      $ 882,369
                                   ============      ===========


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)




7.   Long term debt (Continued)

     Principal repayments over the next five years as of June 30, 2000 are as follows:


               Fiscal Year         Amount
               -----------         --------
               2001                $  96,800
               2002                  113,100
               2003                  117,100
               2004                  118,500
               2005                   87,300
                                   ---------
               Total               $ 532,800


     As noted above, the Corporation received governmental assistance in the form of non-interest bearing notes. In addition, the Corporation's long term debt is not subject to any significant restrictive debt covenants.

     The fair value of long term debt has been estimated to be $551,800 and $794,800 at June 30, 2000 and June 30, 1999,
     respectively.



8.   Income taxes

     The Corporation has reported its income tax expense in the statement of operations to include the following components:


                         Year           Six Months     Year
                         Ended          Ended          Ended
                         June           June           December
                         30, 2000       30,1999        31, 1998
                         -----------    ----------     ----------

     Current tax expense  $   -         $    -         $    -
     Deferred tax benefit   729,159      649,497         599,421
     Valuation allowance   (729,159)    (649,497)       (599,421)
                         -----------    ----------     ----------
                          $   -         $    -         $    -
                         ===========    ==========     ==========


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)




8.   Income taxes (Continued)

     Deferred tax assets are summarized as follows:


                                   June 30,            June 30,
                                   2000                1999
                                   -----------         ----------

     Non-capital losses            $1,840,944         $1,195,594
     Share issue costs                 38,869             53,034
     Property, plant and
      equipment                       128,362             28,931
     Eligible capital
      expenditures                    143,768            145,225
                                   -----------         ----------
                                    2,151,943          1,422,784
     Valuation allowance           (2,151,943)        (1,422,784)
                                   -----------         ----------
                                   $    -              $    -
                                   ===========         ==========


     The Corporation has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carry forward period to utilize the deferred tax assets. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Corporation's ability to generate taxable income in Canada within the loss carryforward periods.

     For Canadian federal and Newfoundland provincial tax purposes, the Corporation's net operating loss carryforwards are subject to certain limitations on utilization in the event of changes in ownership.

     At June 30, 2000, the Corporation had accumulated income tax losses of $4,974,200 available in Canada for carryforward to reduce taxable income of future years. The loss carryforwards expire as follows:


               Fiscal Year              Amount
               -----------         -----------------
               2001                $    143,800
               2002                     301,300
               2003                     487,300
               2004                     164,700
               2005                     988,800
               2006                   1,113,000
               2007                   1,775,300
                                   -----------------
               Total               $  4,974,200



        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)



8.   Income taxes (Continued)

     The principal items accounting for the difference between income taxes computed at the Canadian statutory rate and the provision for income taxes are as follows:

                                        June 30,       June 30,
                                        2000           1999
                                        -----------    ----------

          Canadian statutory rate        37.0%          37.0%
          Amounts not deductible for
            tax purposes                 (1.4)%         (7.9)%
          Eligible capital
            expenditures                 (0.0)%         (7.3)%
          Depreciation                   (4.3)%         (1.4)%
          Operating losses not
            benefitted                  (31.3)%        (20.4)%
                                        -----------    ----------
                                             -              -
                                        ===========    ==========


9.   Commitments and contingencies

     As of June 30, 2000, the future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows:

                                   Amount
                              ----------------
               2001           $    48,100
               2002                23,300
               2003                 5,500
               2004                 1,400
               2005                 1,000
                              ----------------
               Total          $    79,300




     Rental expense on office space operating leases was $32,000, $15,900 and $18,550 during the year ended June 30, 2000, for the six months ended June 30, 1999 and the year ended
     December 31, 1998 respectively.

     The Corporation is involved in various routine legal proceedings incidental to the ordinary course of its business. The Corporation believes the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its financial condition, results of operations, or cash flows.


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _________
                 (all amounts in U.S. dollars)



10.  Loss per share

     Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during each period. The weighted-average number of shares prior to the June 25, 1999 reverse takeover transaction disclosed in Note
     3(a) has been retroactively restated for the equivalent number of shares of common stock of the Corporation. The special common shares are included in the calculation as common shares as they are the economic equivalent of common shares. Diluted loss per share is equivalent to basic loss per share as the inclusion of outstanding options and warrants would be anti-dilutive.


11.  Stock options

     Employee stock options

     On April 26, 2000, the Corporation introduced its Stock
     Option Plan (the "Plan"), underwhich options to purchase common shares of the Corporation may be granted to key employees, including officers and directors. Options granted are exercisable within the times determined by the Board of Directors as specified in each option agreement.
     The Corporation is authorized to issue 930,000 shares under the Plan. A summary of the activity under the Plan is set forth below:


                                                  Weighed
                                                  Average
                                   Number         Exercise
                                   of Shares      Price
                                   ----------     ----------

     Balance June 30, 1999
          Granted                     850,000     $  0.625
          Exercised                   250,000     $  0.625
                                   ----------     ----------
     Balance, June 30, 2000          600,000      $  0.625



     As of June 30, 2000 there were 300,000 options exercisable at the exercise price of $0.625. The 600,000 options have a remaining contractual life of 9.75 years.

     Share purchase warrants

     In June 2000, the Corporation completed a private placement of 1,000,000 restricted shares of the Corporation's common stock in exchange for $500,000. As part of the offering, the investors received 1,000,000 share purchase warrants convertible into an equivalent number of shares of the Corporation's common stock from the date of the private placement agreement to April 30, 2001, an amount of money per share equal to 125% of the closing bid for the Corporation's stock on the last trading day preceding the date of execution of the agreement; and, from May 1, 2001 to April 30, 2002, an amount of money per share equal to 140% of the closing bid for the Corporation's stock on the last trading day preceding the date of execution of the agreement.


12.  Subsequent events

     In August, 2000, the Corporation entered into a joint venture agreement to harvest glacial water in Greenland. As part of the agreement, the Corporation agreed to fund the construction of docking facilities in an amount not to exceed $2 million.

     The Corporation has raised $750,000 since year end as part of a $5,000,000 Subordinated Convertible Debenture private placement. The Corporation is continuing its efforts to raise the remainder of the $5,000,000. These debentures will mature on October 15, 2005, carry an interest rate of U.S. bank prime plus 1.5% and are convertible at $0.50 for one common share and one share warrant which is exercisable at $0.625.



           Unaudited Consolidated Financial Statements
                       as of June 30, 1999




         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                  (a Development Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                            _________
                  (all amounts in U.S. dollars)


                                             Year
                                             Ended
                                             June
                                             30, 1999
                                             -----------

Sales                                        $   399,399

Cost of sales                                    465,212
                                             -----------
Gross (loss) profit                              (65,813)
                                             -----------

Operating expenses
     General and administrative                1,345,293
     Research and development                    426,377
     Sales and marketing                         365,038
     Depreciation and amortization               202,822
                                             -----------
                                               2,339,530
                                             -----------
Operating loss                                (2,405,343)
                                             -----------

Other expenses
     Interest and bank charges                    36,797
     Interest on long term debt                   32,826
                                             -----------
                                                  69,623
                                             -----------
Loss before taxes                             (2,474,966)
Income taxes                                         -
                                             -----------
Net loss                                     $(2,474,966)
                                             ===========
Loss per share - basic
     and diluted                             $     (0.46)
                                             ===========
Weighted average common shares -
     basic and diluted                         5,378,414
                                             ===========



        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                 (a Development Stage Company)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           UNAUDITED
                           _________
                 (all amounts in U.S. dollars)

                                             Year
                                             Ended
                                             June
                                             30, 1999
                                             ------------

Operating activities
  Net loss                                   $ (2,474,966)
  Items not requiring cash:
     Depreciation and amortization                202,822
     Gain on sale of property, plant
      and equipment                                 4,127
                                             ------------
                                               (2,268,017)

Changes in current assets and liabilities
     Increase in accounts receivable              (51,774)
     Increase in inventory                        (55,599)
     Increase in prepaid expenses                 (37,749)
     Increase in accounts payable                 729,277
     Increase in accrued liabilities               17,895
     Decrease in deferred government grants        (5,341)
                                             ------------
Cash used by operating activities              (1,671,308)
                                             ------------

Investing activities
     Purchase of property, plant
      and equipment                            (1,077,350)
     Proceeds from sale of property,
      plant and equipment                           5,866
                                             ------------
                                               (1,071,484)
                                             ------------

Financing activities
     Advances from shareholders                   425,974
     Repayment of advances from shareholders      (24,435)
     Proceeds from issuance of long term debt     532,740
     Repayment of long term debt                  (55,482)
     Net proceeds from issuance of shares       2,137,789
                                             ------------
Cash provided by financing activities           3,016,586
                                             ------------
Effect of exchange rate changes on cash            (1,789)
                                             ------------

Increase (decrease) in cash and cash
     equivalents during the period                272,005

Cash and cash equivalents,
 beginning of period                                1,982
                                             ------------
Cash and cash equivalents,
 end of period                               $    273,987
                                             ============

Supplemental disclosures of cash flow information:

Cash paid for interest                       $     56,531
                                             ============
Cash paid for income taxes                   $        -
                                             ============


                  NOTES TO FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying financial statements presented for comparative purposes have been prepared by the Corporation in accordance with the rules and regulations of the Securities and Exchange Commission. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Corporation's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Corporation, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements.

           Unaudited Consolidated Financial Statements
                       as of June 30, 1998


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                 (a Development Stage Company)

                  CONSOLIDATED BALANCE SHEETS
                          (unaudited)
                           _________
                 (all amounts in U.S. dollars)


                                                            June
                                                            30, 1998
                                                            --------
ASSETS
Current assets
  Cash and cash equivalents                             $      1,982
  Trade accounts receivable, less allowance
    for doubtful accounts of $3,300                          142,015
  Inventory                                                  244,422
  Prepaid expenses                                            14,787
                                                            ---------
Total current assets                                         403,206

Property, plant and equipment, net                           739,785
Goodwill                                                     336,526
                                                            ---------
Total assets                                            $  1,479,517
                                                            =========

LIABILITIES
Current liabilities
  Accounts payable                                      $    519,522
  Accrued liabilities                                         11,833
  Deferred government grant                                    4,783
  Due to shareholders                                         25,147
  Current portion of long term debt                           53,525
                                                            ---------
Total current liabilities                                    614,810

Long term debt                                               379,685
                                                            ---------
Total liabilities                                            994,495
                                                            ---------


SHAREHOLDERS' EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 1,762,785 shares issued and outstanding            176
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 1,853,708 shares issued and outstanding     185
Additional paid-in capital                                 1,493,698
Deficit accumulated during the development stage          (1,010,714)
Accumulated other comprehensive income                         1,677
                                                            ---------
Total shareholders' equity                                   485,022
                                                            ---------
Total liabilities and shareholders' equity               $ 1,479,517
                                                            =========


        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                 (a Development Stage Company)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
                           _________
                 (all amounts in U.S. dollars)


                                        Six Months
                                        Ended
                                        June 30, 1998
                                        -------------

Sales                                   $   113,640

Cost of sales                                45,013
                                        -----------
Gross profit                                 68,627
                                        -----------

Operating expenses
  General and administrative                267,543
  Research and development                  169,335
  Sales and marketing                        74,354
  Depreciation and amortization              47,855
                                        -----------
                                            559,087
                                        -----------
Operating loss                             (490,460)
                                        -----------
Other expenses
  Interest and bank charges                  14,904
  Interest on long term debt                 18,962
                                        -----------
                                             33,866
                                        -----------
Loss before income taxes                   (524,326)
Income taxes                                    -
                                        -----------

Net loss                                $  (524,326)
                                        ===========

Loss per share - basic and diluted      $    (0.73)
                                        ===========

Weighted average common shares -
     basic and diluted                      715,397
                                        ===========



        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                 (a Development Stage Company)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)
                           _________
                 (all amounts in U.S. dollars)


                                        Six Months
                                        Ended
                                        June 30, 1998
                                        -------------

Operating activities
  Net loss                              $  (524,326)
  Items not requiring cash:
    Depreciation and amortization            47,855
    Gain on sale of property,
    plant and equipment                     (26,346)
                                        -----------
                                           (502,817)

Changes in current assets and liabilities
  Increase in accounts receivable           (82,872)
  Decrease in inventory                     148,282
  Decrease in prepaid expenses               14,245
  Decrease in accounts payable             (134,666)
  Decrease in accrued liabilities            (5,568)
  Increase in deferred government grants      4,647
                                        -----------
Cash used by operating activities          (558,749)
                                        -----------

Investing activities
  Purchase of property, plant
   and equipment                           (322,156)
  Proceeds from sale of property,
   plant and equipment                       39,760
  Acquisition of subsidiary                      (1)
                                        -----------

                                           (282,397)
                                        -----------

Financing activities
  Proceeds from (payments of)
   short term borrowings                   (152,985)
  Advances from third parties                   -
  Repayment of advances from
   third parties                           (506,716)
  Advances from shareholders                    -
  Repayment of advances from shareholders    24,435
  Proceeds from issuance of
   long term debt                           287,357
  Repayment of long term debt               (43,188)
  Net proceeds from issuance of shares    1,233,637
                                        -----------

Cash provided by financing
 activities                                 842,540
                                        -----------
Effect of exchange rate
 changes on cash                                513
                                        -----------

Increase (decrease) in cash and cash

 equivalents during the period                1,907

Cash and cash equivalents,
 beginning of period                             75
                                        -----------

Cash and cash equivalents,
 end of period                          $     1,982
                                        ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest                  $    33,866
                                        ===========

Cash paid for income taxes              $       -
                                        ===========



NOTES TO THE INTERIM FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying interim financial statements presented for comparative purposes have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Company's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.


2.   Inventories

Inventories consist of the following:

                              June
                              30, 1998
                              ----------

Raw materials                 $ 135,905
Finished goods                  111,923
                              ---------

                                247,828
Less reserve                     (3,406)
                              ---------

                              $ 244,422
                              =========


3.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

                              June
                              30, 1998
                              ----------

Plant                         $  140,298
Furniture and equipment          599,694
Vehicles                          32,246
                              ----------

                                 772,238
Less accumulated depreciation    (32,453)
                              ----------
                              $  739,785
                              ==========

                             PART III

Exhibit Index

     The following documents were filed as part of the Company's
Form 10 filing, as amended, and are incorporated herein by reference.


 3.1      Articles of Incorporation, filed July 3, 1989

 3.2      Amendment to Articles of Incorporation, filed
          November 9, 1998

 3.3      Amendment to Articles of Incorporation, filed
          June 24, 1999

 3.4      Bylaws

10.1 Land Lease for Company Facility at Trepassey, commencing July 16, 1992 and extending for 99 years

10.2      Business Development Agreement between Company and
          ATLANTIC CANADA OPPORTUNITY AGENCY, dated
          April 9, 1998

10.3 Grant for $600,000 from Human Resources Development of Canada, dated June 23, 1998

10.4 US Food and Drug Administration Permit to test market product in United States, issued
          November 6, 1998

10.5      Office Lease for facilities at 16 Forest Road, St.
          Johns, Newfoundland, commencing December 1, 1998

10.6 Purchase Offer for Securities of Iceberg Industries, initiated May 3, 1999

10.7      Notice of Change in Purchase Offer for Securities of
          Iceberg Industries, dated May 28, 1999

10.8      Hong Kong Bank Loan Agreement for $249,900, dated
          May 8, 1998, with guarantees

10.9 Permit to Harvest Icebergs, granted by government of Newfoundland and Labrador, effective June 17, 1999

10.10     Distribution Agreement with Transtrade
          International, effective August 16, 1999

10.11     Private Placement Contract under Rule 144A for
          $1,500,000, executed July 9, 1999

27        Financial Data Schedule



                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                  ICEBERG CORPORATION OF AMERICA


Date: October 13, 2000             By: /s/ Paul Benson
                                      Paul Benson,
                                      President & Director

Date: October 13, 2000             By: /s/ Ron Stamp
                                      Ron Stamp,
                                      Vice President & Director

Date: October 13, 2000             By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director