Form 10QSB
period 2000-09-30
ICEBERG CORP OF AMERICA
filed 2000-11-21
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2000

     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                  Commission File No. 000-28051


                  ICEBERG CORPORATION OF AMERICA
        --------------------------------------------------
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

As of September 30, 2000:  6,574,316 shares of Common Stock and
4,324,624 shares of Special Common Stock were issued and outstanding.

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

                               CONSOLIDATED BALANCE SHEETS
                                       (unaudited)
                                        _________
                              (all amounts in U.S. dollars)


                                                            September      September
                                                            30, 2000       30, 1999
ASSETS
Current assets
  Cash and cash equivalents                             $      1,001     $  100,808
  Trade accounts receivable, less allowance
    for doubtful accounts of $8,400, and $5,734,
    respectively                                             311,977        233,298
  Inventory                                                  638,955        662,482
  Prepaid expenses                                            36,605         43,583
                                                            ---------      ---------
Total current assets                                         988,538      1,040,171

Property, plant and equipment, net                         1,505,009      1,762,741
Deferred financing costs                                      30,000              -
Goodwill                                                     180,661        248,033
                                                            ---------      ---------
Total assets                                            $  2,704,208     $3,050,845
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $    104,217     $        -
  Accounts payable                                           926,934        953,306
  Accrued liabilities                                         47,896        151,860
  Due to shareholders                                        595,716        452,002
  Current portion of long term debt                           61,446         45,037
                                                            ---------      ---------
Total current liabilities                                  1,736,209      1,602,205

Long term debt                                             1,282,678        854,060
                                                            ---------      ---------
Total liabilities                                          3,018,887      2,456,265
                                                            ---------      ---------


SHAREHOLDERS' (DEFICIT) EQUITY

Common shares, $.0001 par value; 25,000,000 shares
  authorized, 6,574,316 and 4,685,085 shares issued
  and outstanding in 2000 and 1999 respectively                  657            468
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,324,624 and 4,506,106 shares
  issued and outstanding in 2000 and 1999 respectively           432            451
Additional paid-in capital                                 5,985,026      4,630,929
Deficit accumulated during the development stage          (6,317,115)    (4,074,223)
Accumulated other comprehensive income                        16,321         36,955
                                                            ---------      ---------
Total shareholders' (deficit) equity                        (314,679)       594,580
                                                            ---------      ---------
Total liabilities and shareholders' (deficit) equity     $ 2,704,208    $ 3,050,845
                                                            =========      =========



                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                                         _________
                               (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Three Months   Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       September      September
                                   September 30, 2000  30, 2000       30, 1999


Sales                              $ 1,495,968         $   301,388    $   194,558

Cost of sales                        1,326,468             207,517        119,219
                                   -----------         -----------    -----------
Gross profit                           169,500              93,871         75,339
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         3,135,441             177,394        353,763
  Research and development             919,927              20,768         48,425
  Sales and marketing                1,533,148             162,157        186,061
  Depreciation and amortization        654,300              65,545         83,032
                                   -----------         -----------    -----------
                                     6,242,816             425,864        671,281
                                   -----------         -----------    -----------
Operating loss                      (6,073,316)           (331,993)      (595,942)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges             96,757               5,276          4,583
  Interest on long term debt           147,042              49,181         12,915
                                   -----------         -----------    -----------
                                       243,799              54,457         17,498
                                   -----------         -----------    -----------
Loss before taxes                   (6,317,115)           (386,450)      (613,440)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(6,317,115)        $  (386,450)   $  (613,440)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.47)         $    (0.04)    $    (0.07)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               4,295,156          10,898,940      8,921,625
                                   ===========         ===========    ===========


                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                         _________
                               (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Three Months   Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       September      September
                                   September 30, 2000  30, 2000       30, 1999


Operating activities
  Net loss                         $(6,317,115)        $  (386,450)   $  (613,440)
  Items not requiring cash:
    Depreciation and amortization      654,300              65,545         83,032
    Gain on sale of property,
    plant and equipment                (29,195)                  -              -
                                   -----------         -----------    -----------
                                    (5,692,010)           (320,905)      (530,408)

Changes in current assets
  and liabilities
 Increase in accounts receivable      (232,559)           (147,541)       (21,474)
  Increase in inventory               (458,506)            (68,777)      (356,183)
  Decrease (increase) in
    prepaid expenses                    (8,009)             10,282          9,423
  Increase (decrease) in
    accounts payable                   516,369            (105,534)       (66,591)
  Increase (decrease) in
    accrued liabilities                 48,625             (13,508)       121,649
  Increase (decrease) in
    deferred government grants            (693)                -                -
                                   -----------         -----------    -----------

Cash used by operating activities   (5,826,783)           (645,983)      (843,584)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,769,754)            (20,711)      (139,588)
  Proceeds from sale of property,
   plant and equipment                  78,007                 -                -
  Acquisition of subsidiary                 (1)                -                -
                                   -----------         -----------    -----------

                                    (1,691,748)            (20,711)      (139,588)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from (repayments of)
   short term borrowings               121,524             (32,110)       152,350
  Advances from third parties          259,870                   -              -
  Repayment of advances from
   third parties                      (518,219)             (2,189)             -
  Advances from shareholders, net      596,090             (14,918)      (314,464)
  Proceeds from issuance of
   long term debt                    1,618,694             750,000              -
  Repayment of long term debt         (511,182)            (13,659)       (23,614)
  Deferred financing charges           (30,000)            (30,000)             -
  Net proceeds from issuance
   of shares                         5,986,115             (19,844)     1,000,000
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          7,522,892             637,280        814,272
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (3,360)                 (2)        (4,279)
                                   -----------         -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period           1,001             (29,416)      (173,179)

Cash and cash equivalents,
 beginning of period                       -                30,417        273,987
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $     1,001         $     1,001    $   100,808
                                   ===========         ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   243,799         $    54,457    $    17,498
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
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


2.   Inventories

     Inventories consist of the following:

                                   September      September
                                   30, 2000       30, 1999

Raw materials                      $ 314,508      $ 319,322
Work in progress                           -              -
Finished goods                       344,071        355,808
                                   ---------      ---------

                                     658,579        675,130
Less reserve                         (19,624)       (12,648)
                                   ---------      ---------
                                   $ 638,955      $ 662,482
                                   =========      =========


3.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:


                                   September      September
                                   30, 2000       30, 1999

Land                               $    46,064    $    47,137
Plant                                  443,775        450,735
Tank farm                              212,996        218,273
Furniture and equipment              1,217,569      1,251,366
Vehicles                                41,143         25,966
                                   -----------    -----------

                                     1,961,547      1,993,477
Less accumulated depreciation         (456,538)      (230,836)
                                   -----------    -----------
                                   $ 1,505,009    $ 1,762,641


4.   Long term debt

     During the period the Corporation raised $750,000 as part of a $5,000,000 Subordinated Convertible Debenture private placement. The Corporation is continuing its efforts to raise the remainder of the $5,000,000. These debentures will mature on October 15, 2005, carry an interest rate of U.S. bank prime plus 1.5% and are convertible at $0.50 for one common share and one share warrant which is exercisable at $0.625. Provided the Corporation is not in default under the terms of the Debenture, the principal sum may be prepaid, without penalty, in whole or in part at any time after July 15, 2003.



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

     This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company's control, include the following: our success in obtaining new customers; the volume and type of orders that are received from such customers; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and other regions served.

     During the three-month period the Company continued its efforts to penetrate various markets in the United States of America and elsewhere in the world. This process has taken much longer than originally anticipated and with limited cash flow from sales the company will have difficulty meeting its original sales and earnings projections. However, our sales representatives have made numerous presentations to various distribution channels in the beverage industry markets and management feels optimistic, subject to further negotiations on price and logistics, that the Company's sales will increase over the balance of our fiscal year.

     The Company's functional currency is the Canadian dollar as all Company operations have been conducted in Canada and are denominated in the Canadian dollar. Except for share investments in U.S. dollars, there has been minimal activity denominated in foreign currency through September 30, 2000. Therefore, there is no material currency risk or exposure to the Company in the period to September 30, 2000.

     The Company's financial statements are translated into U.S. dollars using the current exchange rate as required by FAS 52. The accumulated currency translation adjustment is reported as other comprehensive income in the statement of shareholders' equity and was $16,321 to September 30, 2000. During the first quarter of fiscal 2001, the Company issued convertible debentures for proceeds of US $ 750,000. In the future, the Company intends to conduct operations in the U.S. and Europe. Currency risks and functional currency will be evaluated as future plans are formulated.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format.

     In order to finance the investment in accounts receivable, increase in inventory, and to support ongoing marketing and research and development, the Company raised $750,00 through the issuance of convertible debentures during the three month period ended September 30,2000. Subsequent to September 30, 2000, the company has raised an additional $100,000 through the issuance of convertible debentures. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development and marketing costs.

     The Company reports sales of $301,388 and $194,558 for the three months ended September 30, 2000, and the three months ended September 30, 1999, respectively. These sales represent revenue from bottling spring water and iceberg water and minimal revenue from beer sales. Sales have increased by 55% over the same period last year with management's anticipation that the next quarter will see increased sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas.

     General and administration expenses have decreased in the three month period ended September 30, 2000 to $177,394, as compared with $353,763 for the three-month period ended September 30, 1999. The company was more active during the recent three-month period but the high legal and auditing costs incurred for the 1999 reverse takeover were not repeated. As a result overall costs decreased by 50%.

     Research and development expenses decreased in the three-month period ended September 30, 2000 to $20,768 compared to $48,425 for the three-month period ended September 30, 1999. Our production facility became operational during the year and the ice harvesting methodology was determined with the result that less additional expenditures are being incurred on these activities.

     Sales and Marketing expenses decreased in the three month period ended September 30, 2000 to $162,157 as compared with $186,061 for the three month period ended September 30, 1999. This decrease is a result less work being done on label design and related development expenses.

     Depreciation and Amortization decreased in the three-month period ended September 30, 2000 to $65,545 compared with $83,032 for the three-month period ended September 30, 1999. This decrease results from the reduced fixed asset additions.

     Interest and bank charges increased in the three-month period ended September 30, 2000 to $54,457 compared with $17,498 for the three-month period ended September 30, 1999. The net increase of $36,959 comprised of an increase in short-term interest expense of $693 and an increase in long-term interest expense of $36,260. The increase in long-term interest expense resulted from interest charges on the issuance of convertible debentures in the amount of $750,000.

     Net loss for the three months ending September 30, 2000 was $386,450($0.04 per share) compared to $613,440 ($0.07 per share)
for the three months ending September 30, 1999. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $6,317,115 at September 30, 2000. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital deficiency at September 30, 2000, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     In addition to the anticipation of increasing sales in the second quarter, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and or convertible debt will be marketed in the 2nd quarter of fiscal year 2001 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in the United States, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead. The Company believes it can be operationally profitable by the third quarter of fiscal year 2001, and should only experience further losses if it opts to increase advertising in an attempt to rapidly increase market penetration. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient funds to cover its operating costs.

     The Company has issued convertible debentures for proceeds of $750,000 in the first quarter of fiscal 2001. The total debenture has been prepared based on raising $5,000,000. Ongoing discussions are in progress and it is anticipated that the balance of the funds to be raised will be completed by the third quarter of fiscal 2001. These funds will be used to fund ongoing costs incurred to produce and bring the Company's products to market. Capital commitments for the year ended June 30, 2001, are estimated at $545,000 and these additional funds will be sufficient to meet the Company's obligations until the various sales initiations described herein are able to create significant cash flow. No additional facilities are needed to enable the Company to produce on a commercial basis.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totaling $413,913) or because it is payable to Company "insiders". If the company experiences shortages, it may be possible to renegotiate terms of repayment with the Government agencies and a complete deferral with officers and directors ($595,716 due to directors and officers).


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