Form 10QSB
period 2000-12-31
ICEBERG CORP OF AMERICA
filed 2001-02-20
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended December 31, 2000

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

    As of December 31, 2000: 6,514,423 shares of Common Stock and 4,284,517 shares of Special Common Stock were issued and outstanding.

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

                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)
                                          _________
                                (all amounts in U.S. dollars)


                                                            December       December
                                                            31, 2000       31, 1999
ASSETS
Current assets
  Cash and cash equivalents                             $          -     $   45,784
  Trade accounts receivable, less allowance
    for doubtful accounts of $8,741, and $5,625,
    respectively                                             265,113        276,457
  Inventory                                                  581,205        565,067
  Prepaid expenses                                            47,501         64,895
                                                            ---------      ---------
Total current assets                                         893,819        952,203

Property, plant and equipment, net                         1,453,499      1,727,375
Deferred financing costs                                      35,000              -
Goodwill                                                     171,639        234,161
                                                            ---------      ---------
Total assets                                            $  2,553,957     $2,913,739
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $    159,893     $        -
  Accounts payable                                           988,881      1,177,282
  Accrued liabilities                                         60,097         50,000
  Due to shareholders                                        659,749        454,249
  Current portion of long term debt                           61,621         45,789
                                                            ---------      ---------
Total current liabilities                                  1,930,241      1,727,320

Long term debt                                             1,364,924        555,934
                                                            ---------      ---------
Total liabilities                                          3,295,165      2,283,254
                                                            ---------      ---------


SHAREHOLDERS' EQUITY
Common shares, $.0001 par value; 25,000,000 shares
  authorized, 6,514,423 and 4,885,085 shares issued
  and outstanding in 2000 and 1999 respectively                  651            488
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 4,284,517 and 4,506,106 shares
  issued and outstanding in 2000 and 1999 respectively           428            451
Additional paid-in capital                                 5,922,536      5,130,909
Deficit accumulated during the development stage          (6,692,067)    (4,586,287)
Accumulated other comprehensive income                        27,244         84,924
                                                            ---------      ---------
Total shareholders' equity (deficit)                        (741,208)       630,485
                                                            ---------      ---------
Total liabilities and shareholders' equity               $ 2,553,957    $ 2,913,739
                                                            =========      =========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)
                                           _________
                                 (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Six Months     Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 2000   31, 2000       31, 2000


Sales                              $ 1,633,610         $   439,030    $   137,642

Cost of sales                        1,432,844             313,893        106,376
                                   -----------         -----------    -----------
Gross (loss) profit                    200,766             125,137         31,266
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         3,309,643             351,596        174,202
  Research and development             933,442              34,283         13,515
  Sales and marketing                1,638,298             267,307        105,150
  Depreciation and amortization        718,450             129,695         64,150
                                   -----------         -----------    -----------
                                     6,599,833             782,881        357,017
                                   -----------         -----------    -----------
Operating loss                      (6,399,067)           (657,744)      (325,751)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges            100,216               8,735          3,459
  Interest on long term debt           192,784              94,923         45,742
                                   -----------         -----------    -----------
                                       293,000             103,658         49,201
                                   -----------         -----------    -----------
Loss before taxes                   (6,692,067)           (761,402)      (374,952)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(6,692,067)        $  (761,402)   $  (374,952)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.52)         $    (0.07)    $    (0.03)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               4,416,540          10,898,394     10,897,841
                                   ===========         ===========    ===========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)
                                           _________
                                 (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Six Months     Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 2000   31, 1999       31, 1999


Sales                              $ 1,633,610         $   385,387    $   190,829

Cost of sales                        1,432,844             256,368        137,149
                                   -----------         -----------    -----------
Gross (loss) profit                    200,766             129,019         53,680
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         3,309,643             601,966        248,203
  Research and development             933,442              94,406         45,981
  Sales and marketing                1,638,298             359,618        173,557
  Depreciation and amortization        718,450             166,417         83,385
                                   -----------         -----------    -----------
                                     6,599,833           1,222,407        551,126
                                   -----------         -----------    -----------
Operating loss                      (6,399,067)         (1,093,388)      (497,446)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges            100,216               8,341          3,758
  Interest on long term debt           192,784              23,775         10,860
                                   -----------         -----------    -----------
                                       293,000              32,116         14,618
                                   -----------         -----------    -----------
Loss before taxes                   (6,692,067)         (1,125,504)      (512,064)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(6,692,067)        $(1,125,504)   $  (512,064)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.52)         $    (0.12)    $    (0.05)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               4,416,540           9,156,408      9,323,800
                                   ===========         ===========    ===========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                           _________
                                 (all amounts in U.S. dollars)



                                   From
                                   July 22, 1996       Six Months     Six Months
                                   (Date of            Ended          Ended
                                   Inception) to       December       December
                                   December 31, 2000   31, 2000       31, 1999


Operating activities
  Net loss                         $(6,692,067)        $  (761,402)   $(1,125,504)
  Items not requiring cash:
    Depreciation and amortization      718,450             129,695        166,417
    Gain on sale of property,
    plant and equipment                (29,195)                -              -
                                   -----------         -----------    -----------
                                    (6,002,812)           (631,707)      (959,087)

Changes in current assets
  and liabilities
  Increase in accounts receivable     (175,842)            (90,824)       (60,192)
  Increase in inventory               (398,091)             (8,362)      (251,951)
  Increase in prepaid expenses         (18,923)               (632)       (10,618)
  Increase (decrease) in
    accounts payable                   577,190             (44,020)       (39,921)
  Increase (decrease) in
    accrued liabilities                 60,514              (1,619)        20,933
                                   -----------         -----------    -----------

Cash used by operating activities   (5,957,964)           (777,164)    (1,300,836)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,769,442)            (20,399)      (142,600)
  Proceeds from sale of property,
   plant and equipment                  78,007                 -              -
  Acquisition of subsidiary                 (1)                -              -
                                   -----------         -----------    -----------

                                    (1,691,436)            (20,399)      (142,600)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from short term
   borrowings                          177,226              23,592            -
  Advances from third parties          259,870                 -              -
  Repayment of advances from
   third parties                      (521,762)             (5,732)           -
  Advances from shareholders - net     660,314              49,306       (283,760)
  Proceeds from issuance of
   long term debt                    1,718,694             850,000         36,419
  Repayment of long term debt         (530,188)            (32,665)       (33,124)
  Deferred financing costs             (35,000)            (35,000)           -
  Net proceeds from issuance
   of shares                         5,923,615             (82,344)     1,500,000
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          7,652,769             767,157      1,219,535
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (3,369)                (11)        (4,302)
                                   -----------         -----------    -----------

Decrease in cash and cash
 equivalents during the period             -               (30,417)      (228,203)

Cash and cash equivalents,
 beginning of period                       -                30,417        273,987
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $       -           $       -      $    45,784
                                   ===========         ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   293,000         $   103,658    $    32,116
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
                                   ===========         ===========    ===========



         ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                 QUARTER ENDED DECEMBER 31, 2000

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


2.   Inventories

Inventories consist of the following:

                              December       December
                              31, 2000       31, 1999
                             ---------       ---------

Raw materials                 $284,670        $287,214
Finished goods                 311,705         289,706
                             ---------       ---------
                               596,375         576,920
Less reserve                   (15,170)        (11,853)
                             ---------       ---------
                              $581,205        $565,067
                             =========       =========


3.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                   December       December
                                   31, 2000       31, 1999
                                  ---------      ---------

Plant                              $445,036       $460,009
Land                                 46,195         47,924
Tank farm                           213,601        221,918
Furniture and equipment           1,221,027      1,272,889
Vehicles                             41,260         26,400
                                  ---------      ---------
                                  1,967,119      2,029,140
Less accumulated depreciation      (513,620)      (301,765)
                                  ---------      ---------
                                 $1,453,499     $1,727,375
                                  =========      =========


4.   Long term debt

During the period the Company raised $100,000 through a convertible debenture private placement. These debentures will mature on November 12, 2005, carry an interest rate of 6.0% and are convertible at $0.50 for one common share and one share warrant which is exercisable at $0.625.


5. Share capital

During the period, 100,000 shares were cancelled and returned to Treasury.


6.   Subsequent events

Subsequent to December 31, 2000, the Company raised $490,000 as part of a $550,000 subordinated convertible debenture private placement. These debentures will mature on April 30, 2002, carry an interest rate of 6% and are convertible at $0.058 for one common share. Provided the Company is not in default under the terms of the Debenture, the principal sum may be repaid, without penalty, in whole or in part at any time after January 31, 2002.

Subsequent to December 31, 2000, the authorized share capital of the Company was increased from 25,000,000 common shares to 100,000,000 common shares.

Subsequent to December 31, 2000, the Company restated the unit price on certain previously-issued convertible debentures under the $5,000,000 subordinate debenture from $0.50 to $0.25. A unit represents one common share and one share warrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information.

     This report contains certain forward-looking statements and information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the Company's control, include the following: our success in obtaining new customers; the volume and type of orders that are received from such customers; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to produce finished product; competition and competitive pressures on pricing; availability, cost and terms of debt or equity financing; and economic conditions in the United States and other regions served.

     During the six-month period the Company continued its efforts to penetrate various markets in the United States of America and elsewhere in the world. This process has taken much longer than originally anticipated and with limited cash flow from sales the company will have difficulty meeting its original sales and earnings projections. Recent efforts by management have involved setting up a new Advisory Board in the United States of America. The Advisory Board will be chaired by Mr. Charles L. Jarvie, currently chairman, Host Communications/Streetball International Inc.; former President/CEO of Schenley Industries Inc.; former president Fidelity Investments Marketing Corp.; former President Dr. Pepper Company and former group Vice president of the Procter & Gamble Company. Mr. Jarvie plans to invite members to this Board who have relevant experience in the various industries where our Company will be operating.

     This Advisory Board will assist the Company in the formulation of its marketing strategy to enable it to capture a larger share of the US market for its spirits, water, beer and other potential products. The new board will assist the Board of Directors in its presentations to raise the necessary financing to implement proper marketing plans for each of these beverage segments. In addition, the Company will investigate the distribution channels for these beverages and seek joint-venture partners where appropriate to assist the Company in reaching its sales targets.

     The Company's functional currency is the Canadian dollar as all Company operations have been conducted in Canada and are denominated in the Canadian dollar. Except for share investments in U.S. dollars, there has been minimal activity denominated in foreign currency through December 31, 2000. Therefore, there is no material currency risk or exposure to the Company in the period to December 31, 2000.

     The Company's financial statements are translated into U.S. dollars using the current exchange rate as required by FAS 52. The accumulated currency translation adjustment is reported as other comprehensive income in the statement of shareholders' equity and was $27,244 to December 31, 2000. During the second quarter of fiscal 2001, the Company issued convertible debentures for proceeds of US $ 100,000. In the future, the Company intends to conduct operations in the U.S. and Europe. Currency risks and functional currency will be evaluated as future plans are formulated.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format.

     In order to finance the investment in accounts receivable and to support ongoing marketing and research and development, the Company raised $100,000 through the issuance of convertible debentures during the three month period ended December 31,2000. Subsequent to December 31, 2000, the company has raised an additional $490,000 through the issuance of convertible debentures. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to develop new business plans with the related financing for the water, spirits and beer business in the United States of America.

     The Company reports sales of $439,030 and $385,387 for the six months ended December 31, 2000, and the six months ended December 31, 1999, respectively. These sales represent revenue from bottling spring water and iceberg water and minimal revenue from beer sales. Sales have increased by 14% over the same period last year with management's anticipation that the next quarter will see consistent sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas as well as investigating the establishment of new subsidiaries in the US to attract a larger share of the US beverage market.

     General and administration expenses have decreased in the six-month period ended December 31, 2000 to $351,598, as compared with $601,966 for the six-month period ended December 31, 1999. The company was more active during the recent six-month period but managed to reduce some of its managerial and administration staff for a savings of approximately $87,000. In addition, the reduced need for services in the legal and auditing areas contributed an additional savings of approximately $100,000. Overall costs decreased by 42%.

     Research and development expenses decreased in the six-month period ended December 31, 2000 to $34,283 compared to $94,406 for the six-month period ended December 31, 1999. Our production facility became operational in July 1999. During the first six months of the new production operation, development costs were still being incurred to fine tune our production and harvesting operations. The most recent six-month period had less need for these types of expenditures, and as a result, these expenses were reduced by 64%.

     Sales and Marketing expenses decreased in the six-month period ended December 31, 2000 to $267,307 as compared with $359,618 for the six-month period ended December 31, 1999. This decrease is a result less work being done on label design and related marketing expenses.

     Depreciation and Amortization decreased in the six-month period ended December 31, 2000 to $129,695 compared with $166,417 for the six-month period ended December 31, 1999. This decrease results from the reduced fixed asset additions where depreciation is recorded on the declining balance basis.

     Interest and bank charges increased in the six-month period ended December 31, 2000 to $103,658 compared with $32,116 for the six-month period ended December 31, 1999. The net increase of $71,542 comprised of an increase in short-term interest expense of $394 and an increase in long-term interest expense of $71,148. The increase in long-term interest expense resulted from interest charges on the issuance of convertible debentures in the accumulated amount of $850,000.

     Net loss for the six months ending December 31, 2000 was $761,402 ($0.08 per share) compared to $1,125,504 ($0.12 per share) for the six months ending December 31, 1999. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $6,692,067 at December 31, 2000. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital at December 31, 2000, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     In addition to the anticipation of increasing sales in the third and fourth quarter, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and or convertible debt will be marketed in the third quarter of fiscal year 2001 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in Canada and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead.

     In addition, as stated earlier, the Company will consider establishing new marketing subsidiaries in the US to be guided by a new experienced Advisory Board. These subsidiaries will be funded independently which will enable them to enter into supply agreements with the Company. These agreements will enable the Company to increase its activities with a secure destination for the sale of its various products. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient funds to cover its operating costs.

     The Company has issued convertible debentures for proceeds of $100,000 in the second quarter of fiscal 2001. The total debenture was prepared based on raising $5,000,000 under various terms and conditions. However, due to changing market conditions, the original debenture was replaced with a new series of convertible debenture documents to raise a minimum of $550,000 in the third quarter of fiscal 2001. This amount has now been received by the Company and will be used to fund working capital needs and the formulation of the new US business plans described earlier in this document. Capital commitments for the year ended June 30, 2001, are estimated at $545,000 and these additional funds will be sufficient to meet the Company's obligations until the various sales initiatives described herein are able to create significant cash flow. No additional facilities are needed to enable the Company to produce on a commercial basis.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totaling $411,953) or because it is payable to Company "insiders". If the company experiences shortages, it may be possible to renegotiate terms of repayment with the Government agencies and a complete deferral with officers and directors ($659,749 due to directors and officers).


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

Financial Risk.

     If the Company needs to raise additional funds in order to fund expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies, additional funds raised through the issuance of equity or convertible debt securities may dilute the percentage ownership of the present stockholders of the Company, and, in addition, such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does have contractual restrictions on its ability to incur debt and sell treasury shares and, accordingly, the Company may be unable to finance its operations. Any such indebtedness could contain covenants, which could restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, not be able to take advantage of acquisition opportunities, develop or enhance its products or respond to competitive pressures.



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     In November 2000, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures in exchange for $100,000 which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors will be entitled to convert their debenture into an equivalent number of shares of the Company's Common Stock at $0.50 per share. As part of the offering price, the accredited investors who convert will receive share purchase warrants convertible into an equivalent number of shares of the Company's Common shares at $0.625 per share. These warrants expire eighteen months after the conversion date of the convertible debenture to equity.


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


                  ICEBERG CORPORATION OF AMERICA


Date: February 18, 2001            By: /s/ Paul Benson
                                      Paul Benson,
                                      President & Director

Date: February 18, 2001            By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director

Date: February 18, 2001            By: /s/ John Kleinert
                                      John Kleinert,
                                      Director