Form 10QSB
period 2001-03-31
ICEBERG CORP OF AMERICA
filed 2001-05-15
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2001

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

    As of March 31, 2001: 7,072,951 shares of Common Stock and,3,909,989 shares of Special Common Stock were issued and outstanding.

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

                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                          _________
                                (all amounts in U.S. dollars)


                                                            March 31,      June 30,
                                                            2001           2000
ASSETS
Current assets
  Cash and cash equivalents                             $    124,593     $   30,417
  Trade accounts receivable, less allowance
    for doubtful accounts of $8,306, and $10,500,
    respectively                                             160,319        155,135
  Inventory                                                  584,020        581,624
  Prepaid expenses                                            39,580         47,587
                                                            ---------      ---------
Total current assets                                         908,512        814,763

Property, plant and equipment, net                         1,330,638      1,567,778
Goodwill                                                     154,205        193,641
                                                            ---------      ---------
Total assets                                            $  2,393,355     $2,576,182
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $     85,730     $  138,331
  Accounts payable                                           647,041      1,048,088
  Accrued liabilities                                        193,651         62,243
  Due to shareholders                                        603,037        610,847
  Current portion of long term debt                           58,618         96,831
                                                            ---------      ---------
Total current liabilities                                  1,588,077      1,956,340

Long term debt                                             1,982,191        521,840
                                                            ---------      ---------
Total liabilities                                          3,570,268      2,478,180
                                                            ---------      ---------


SHAREHOLDERS' EQUITY (DEFICIT)
Common shares, $.0001 par value; 100,000,000 shares
  authorized, 7,072,951 and 6,444,250 shares issued
  and outstanding in 2001 and 2000 respectively                  707            644
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 3,909,989 and 4,454,690 shares
  issued and outstanding in 2001 and 2000 respectively           391            445
Additional paid-in capital                                 6,880,214      6,004,870
Deficit accumulated during the development stage          (8,035,009)    (5,930,665)
Accumulated other comprehensive income                       (23,216)        22,708
                                                            ---------      ---------
Total shareholders' equity (deficit)                      (1,176,913)        98,002
                                                            ---------      ---------
Total liabilities and shareholders' equity(deficit)      $-2,393,355    $ 2,576,182
                                                            =========      =========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                           _________
                                 (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Nine Months    Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       March 31,      March 31,
                                   March 31, 2001      2001           2001


Sales                              $ 1,741,358         $   546,778    $   107,748

Cost of sales                        1,516,064             397,113         83,220
                                   -----------         -----------    -----------
Gross profit                           225,294             149,665         24,528
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         3,519,807             561,760        210,164
  Research and development             933,442              34,283              -
  Sales and marketing                1,731,008             360,017         92,710
  Depreciation and amortization        782,767             194,012         64,317
                                   -----------         -----------    -----------
                                     6,967,024           1,150,072        367,191
                                   -----------         -----------    -----------
Operating loss                      (6,741,730)         (1,000,407)      (342,663)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges            104,844              13,363          4,628
  Interest on long term debt         1,188,435           1,090,574        995,651
                                   -----------         -----------    -----------
                                     1,293,279           1,103,937      1,000,279
                                   -----------         -----------    -----------
Loss before taxes                   (8,035,009)         (2,104,344)    (1,342,942)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(8,035,009)        $(2,104,344)   $(1,342,942)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.60)         $    (0.19)    $    (0.12)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               5,006,921          10,878,544     10,838,184
                                   ===========         ===========    ===========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                           _________
                                 (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Nine Months    Three Months
                                   (Date of            Ended          Ended
                                   Inception) to       March 31,      March 31,
                                   March 31, 2001      2000           2000


Sales                              $ 1,741,358         $   518,327    $   190,829

Cost of sales                        1,516,064             346,126        137,149
                                   -----------         -----------    -----------
Gross profit                           225,294             172,201         53,680
                                   -----------         -----------    -----------

Operating expenses
  General and administrative         3,519,807             941,573        248,203
  Research and development             933,442             139,386         45,981
  Sales and marketing                1,731,008             550,480        173,557
  Depreciation and amortization        782,767             249,359         83,385
                                   -----------         -----------    -----------
                                     6,967,024           1,880,798        551,126
                                   -----------         -----------    -----------
Operating loss                      (6,741,730)         (1,708,597)      (497,446)
                                   -----------         -----------    -----------
Other expenses
  Interest and bank charges            104,844              16,477          3,758
  Interest on long term debt         1,188,435              29,047         10,860
                                   -----------         -----------    -----------
                                     1,293,279              45,524         14,618
                                   -----------         -----------    -----------
Loss before taxes                   (8,035,009)         (1,754,121)      (512,064)
Income taxes                                 -                   -              -
                                   -----------         -----------    -----------

Net loss                           $(8,035,009)        $(1,754,121)   $  (512,064)
                                   ===========         ===========    ===========

Loss per share - basic
     and diluted                   $    (1.60)         $    (0.19)    $    (0.05)
                                   ===========         ===========    ===========

Weighted average common shares -
     basic and diluted               5,006,921           9,210,899      9,391,191
                                   ===========         ===========    ===========



                        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                 (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                           _________
                                 (all amounts in U.S. dollars)



                                   From
                                   July 22, 1996       Nine Months    Nine Months
                                   (Date of            Ended          Ended
                                   Inception) to       March 31,      March 31,
                                   March 31, 2001      2001           2000

Operating activities
  Net loss                         $(8,035,009)        $(2,104,344)   $(1,754,121)
  Items not requiring cash:
    Depreciation and amortization      782,767             194,012        249,359
    Interest Expense                   910,500             910,500            -
    Gain on sale of property,
    plant and equipment                (29,195)                -              -

Changes in current assets
  and liabilities
  Decrease (increase) in
  accounts receivable                  (24,618)             60,400         (9,878)
  Increase in inventory               (430,504)            (40,775)      (260,294)
  Decrease (increase) in
  prepaid expenses                     (13,074)              5,217        (11,556)
  Increase (decrease) in
    accounts payable                   264,707            (356,503)       (39,272)
  Increase in
    accrued liabilities                202,016             139,883         10,764
                                   -----------         -----------    -----------

Cash used by operating activities   (6,372,410)         (1,191,610)    (1,814,998)
                                   -----------         -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,770,616)            (21,573)      (137,961)
  Proceeds from sale of property,
   plant and equipment                  78,007                 -              -
  Acquisition of subsidiary                 (1)                -              -
                                   -----------         -----------    -----------

Cash used by investing activities   (1,692,610)            (21,573)      (137,961)
                                   -----------         -----------    -----------

Financing activities
  Proceeds from (repayments of)
   short term borrowings               107,896             (45,738)       112,626
  Advances from third parties          259,870                 -              -
  Repayment of advances from
   third parties                      (579,733)            (63,703)           -
  Advances from shareholders - net     604,117              (6,891)       (36,067)
  Proceeds from issuance of
   long term debt                    2,384,694           1,516,000         36,419
  Repayment of long term debt         (554,668)            (57,145)       (42,624)
  Net proceeds from issuance
   of shares                         5,970,812             (35,147)     1,625,000
                                   -----------         -----------    -----------

Cash provided by financing
 activities                          8,192,988           1,307,376      1,695,354
                                   -----------         -----------    -----------
Effect of exchange rate
 changes on cash                        (3,375)                (17)        (3,620)
                                   -----------         -----------    -----------

Increase(decrease) in cash and cash
 equivalents during the period         124,593              94,176       (261,225)

Cash and cash equivalents,
 beginning of period                       -                30,417        273,987
                                   -----------         -----------    -----------

Cash and cash equivalents,
 end of period                     $   124,593         $   124,593    $    12,762
                                   ===========         ===========    ===========
Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   382,779         $   193,437    $    45,524
                                   ===========         ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -
                                   ===========         ===========    ===========



        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                 (All amounts in U.S. dollars)



1. Basis of presentation

The accompanying interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America and with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Company's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit of $8,035,009 at March 31, 2001. The Corporation expects to incur further development costs to continue its product development and marketing initiatives. The Company's working capital deficiency at March 31, 2001 and limited revenue will not be sufficient to meet its development requirements. Management recognizes that the Company must generate additional resources. Management's plans include the sale of additional debt and equity securities, the pursuit of business alliances for the production and marketing of product and the ongoing development of markets for its products.

No assurances can be given that the Company will be successful in raising sufficient additional capital or entering into business alliances, which will enable it to achieve profitability or positive cash flow.


2.   Inventories

Inventories consist of the following:

                              March 31,      June 30,
                              2001           2000
                             ---------       ---------

Raw materials                 $303,324        $255,154
Finished goods                 295,567         326,470
                             ---------       ---------
                               598,891         581,624
Less reserve                   (14,871)              -
                             ---------       ---------
                              $584,020        $581,624
                             =========       =========


3.   Property, plant and equipment

Property, plant and equipment consist of the following:

                                   March 31,      June 30,
                                   2001           2000
                                  ---------      ---------

Plant                              $423,353       $451,876
Land                                 43,944         46,837
Tank farm                           203,194        216,884
Furniture and equipment           1,162,609      1,219,089
Vehicles                             39,250         41,894
                                  ---------      ---------
                                  1,872,350      1,976,580
Less accumulated depreciation      (541,712)      (408,802)
                                  ---------      ---------
                                 $1,330,638     $1,567,778
                                  =========      =========


4.   Long term debt

In February 2001, the Company raised $655,000 through a convertible debenture private placement. These debentures will mature on April 30, 2002, carry an interest rate of 6% and are convertible to 11,249,737 common stock at the option of the holder at any time. In connection with this debenture, the Company recorded a beneficial conversion feature of $655,000 as a charge to interest expense and as a credit to additional paid-in capital.

On January 31, 2001 the Company re-priced the conversion option on previously issued convertible debentures from an exercise price of $0.50 to $0.25 on 2,044,000 shares. The trading value of common stock on that date was $0.375. The Company recorded $255,500 as a charge to interest expense and as a credit to additional paid in capital.

5. Share capital

During the period, 180,000 options were converted into common stock of the Company. There were also 4,000 common stock issued from treasury.

     During the period, authorized common stock was increased to 100,000,000 from 25,000,000.

6. Stock options

During the period, the Company granted 400,000 stock options with an exercise price of $0.24 per share and an exercise period of 10 years. The exercise price is equal to the trading price of the stock at the date the options were granted.

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

     During the nine-month period the Company continued its efforts to penetrate various markets in the United States of America and elsewhere in the world. This process has taken much longer than originally anticipated and with limited cash flow from sales the Company will have difficulty meeting its original sales and earnings projections. Recent efforts by management have involved setting up a new Advisory Board in the United States of America. The Advisory Board will be chaired by Mr. Charles L. Jarvie, currently chairman, Host Communications/Streetball International Inc.; former President/CEO of Schenley Industries Inc.; former president Fidelity Investments Marketing Corp.; former President Dr. Pepper Company and former group Vice president of the Procter & Gamble Company. Mr. Jarvie plans to invite members to this Board who have relevant experience in the various industries where our Company will be operating.

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

The Advisory Board now has two additional members:

     C. Anthony Wainwright, Vice Chairman of McKinney & Silver
Inc. (a marchFIRST company) and formerly Chairman, Compton partners, Saatchi & Saatchi of New York.

     Martin Golman, who had a distinguished career in the spirits industry in the United States and presently a partner in a Dallas based insurance company specializing in financial services.

     These new members will assist Mr. Jarvie as the Company completes its new business and marketing plan.

     The Company's functional currency is the Canadian dollar as all Company operations have been conducted in Canada and are denominated in the Canadian dollar. Except for share investments in U.S. dollars, there has been minimal activity denominated in foreign currency through March 31, 2001. Therefore, there is no material currency risk or exposure to the Company in the period to March 31, 2001.

     The Company's financial statements are translated into U.S. dollars using the current exchange rate as required by FAS 52. The accumulated currency translation adjustment is reported as other comprehensive income in the statement of shareholders' equity and was $23,216 to March 31, 2001. During the third quarter of fiscal 2001, the Company issued convertible debentures for proceeds of US $ 655,000. In the future, the Company intends to conduct operations in the U.S. and Europe. Currency risks and functional currency will be evaluated as future plans are formulated.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format.

     In order to finance ongoing operations, the development of the new marketing plan and additional product research and development, the Company raised $655,000 through the issuance of convertible debentures during the three month period ended March 31,2001. The Company is continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to develop new business plans with the related financing for the water, spirits and beer business in the United States of America.

     The Company reports sales of $546,778 and $518,327 for the nine months ended March 31, 2001, and the nine months ended March 31, 2000, respectively. These sales represent revenue from bottling spring water and iceberg water and minimal revenue from beer sales. Sales have increased by 5.5% over the same period last year with management's anticipation that the next quarter will see consistent sales volumes for each of these products. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas as well as investigating the establishment of new subsidiaries in the US to attract a larger share of the US beverage market.

     General and administration expenses have decreased in the nine-month period ended March 31, 2001 to $561,760, as compared with $941,573 for the nine-month period ended March 31, 2000. The company was more active during the recent nine-month period but managed to reduce some of its managerial and administration staff for a savings of approximately $63,000. In addition, the reduced need for services in the legal and auditing areas contributed an additional savings of approximately $98000. Overall, general and administrative expenses decreased by 40%.

     Research and development expenses decreased in the nine-month period ended March 31, 2001 to $34,283 compared to $139,386 for the nine-month period ended March 31, 2000. Our production facility became operational in July 1999. During the first six months of the new production operation, development costs were still being incurred to fine tune our production and harvesting operations. The most recent nine-month period had less need for these types of expenditures, and as a result, these expenses were reduced by 25%.

     Sales and Marketing expenses decreased in the nine-month period ended March 31, 2001 to $360,017 as compared with $550,480 for the nine-month period ended March 31, 2000. This decrease is a result less work being done on label design and related marketing expenses. In addition, certain expenses and sales commissions relating to US sales were discontinued during the period. Overall, expenses were reduced by 35%.

     Depreciation and Amortization decreased in the nine-month period ended March 31, 2001 to $194,012 compared with $249,359 for the nine-month period ended March 31, 2000. This decrease results from the reduced fixed asset additions where depreciation is recorded on the declining balance basis.

     Interest and bank charges increased in the nine-month period ended March 31, 2001 to $1,103,937 compared with $45,524 for the nine-month period ended March 31, 2000. The net increase of $1,058,413 comprised of a decrease in short-term interest expense of $3,114 and an increase in long-term interest expense of $1,061,527. The increase in long-term interest expense resulted from interest charges on the issuance of convertible debentures in the accumulated amount of $1,516,000. In addition, an amount of $910,500 has been recorded as interest expense as a requirement of U.S. GAAP rules, resulting from a beneficial conversion feature of the new series of 6% convertible debentures and the charge required as a result of the reduction in the conversion price of the 10% convertible debentures.

     Net loss for the nine months ending March 31, 2001 was $2,104,344 ($0.19 per share) compared to $1,754,121 ($0.19 per share) for the nine months ending March 31, 2000. The Company has incurred significant operating losses since its inception and has an accumulated deficit of $8,035,009 at March 31, 2001. The Company expects to incur further development costs to continue its product development and marketing efforts, and the Company's working capital at March 31, 2001, and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

     In addition to the anticipation of increasing sales in the fourth quarter, management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and or convertible debt will be marketed in the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002 to sustain the Company's projected ongoing losses. The Company also intends to enter into distribution agreements for its products in Canada and Europe, shifting marketing costs to the distributors, and thereby increasing its delivery of product through existing channels without commensurate increases in overhead.

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

     The Company has issued convertible debentures for proceeds of $655,000 in the third quarter of fiscal 2001. The total debenture was prepared based on raising $5,000,000 under various terms and conditions. However, due to changing market conditions, the original debenture was replaced with a new series of convertible debenture documents to raise this $655,000. This amount will be used to fund working capital needs and the formulation of the new US business plans described earlier in this document. Capital commitments for the year ended June 30, 2001, are estimated at $545,000 and these additional funds will be sufficient to meet the Company's obligations until the various sales initiatives described herein are able to create significant cash flow. No additional facilities are needed to enable the Company to produce on a commercial basis.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders and debenture holders who are interested in the viability of the Company. Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund are owed a total of $381,000 and the directors and officers are owed $603,037. If the company experiences shortages, it may be possible to renegotiate terms of repayment with the Government agencies and a complete deferral with officers and directors. The debenture holders are owed an amount of $1,516,000 which is represented by convertible debentures at interest rates of 6%-10%. These debentures are convertible into common shares at prices of $0.058-$0.50 per share and share unit(share plus warrant) and represent an incentive for these debenture holders to convert to shares.


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



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     In January 2001, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures in exchange for 655,000 which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors will be entitled to convert their debenture into an equivalent number of shares of the Company's Common Stock at $.058 per share.

     During the period, 180,000 options were converted into common stock of the Company resulting in the issuance of 180,000 common shares. There were also 4,000 shares of common stock issued from treasury for services rendered.

     During the period, authorized common stock was increased to 100,000,000 from 25,000,000 (see exhibit 3.5).



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.5    Amendment to Articles of Incorporation (1)

     (1)       Incorporated by reference to the Company's
               Schedule 14C (Information Statement) Dated January
               25, 2001


                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                  ICEBERG CORPORATION OF AMERICA


Date: May 15, 2001                 By: /s/ Paul Benson
                                       Paul Benson,
                                       President & Director

Date: May 15, 2001                 By: /s/ Lewis Stoyles
                                       Lewis Stoyles,
                                       Vice President & Director

Date: May 15, 2001                 By: /s/ John Kleinert
                                       John Kleinert,
                                       Director