Form 10-K
period 2001-06-30
ICEBERG CORP OF AMERICA
filed 2001-09-27
CIK 1098012

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                           FORM 10-KSB
                      ---------------------

       Annual Report Pursuant to Section 13 or 15(d) of the
               Securities and Exchange Act of 1934
             for the Fiscal Year ended June 30, 2001.

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


      16 Forest Road,Suite 300, St. John's, Newfoundland,
                        Canada  A1C 2B9
             (Address of principal executive offices)


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

                        YES [X]    NO [ ]


Check here if the disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending June 30, 2001 were $817,070.

As of June 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $685,528.

As of June 30, 2001, the Company had approximately 8,169,425 shares of Common Stock and 2,895,055 shares of Special Common
Stock issued and outstanding.



                  ICEBERG CORPORATION OF AMERICA

                           FORM 10-KSB

             for the fiscal year ended June 30, 2001

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

     As a result of these transactions, the former shareholders of Iceberg Industries effectively controlled the Company through their share ownership. Under these circumstances, U.S. GAAP requires that Iceberg Industries be identified as the accounting acquirer. Accordingly, this annual report and the accompanying financial statements reflect, both prior and subsequent to the acquisition, the business of the acquired entity, Iceberg Industries. Historical shareholders' equity of Iceberg Industries has also been retroactively restated for the equivalent number of shares received in the reverse take over transaction.

     Iceberg Industries, a development stage company, was incorporated under the laws of the province of Newfoundland, Canada on July 22, 1996. As a result of its acquisition of Iceberg Industries, the Company's principal activity is intended to be the commercial supply of premium beverage products, including iceberg water, beer and vodka, which utilize only water obtained from icebergs as the core ingredient. To date, Iceberg Industries has generated 30% of its revenue from bottling spring water and 57% from iceberg water with the balance of 13% from sales of vodka and beer. Iceberg Industries has invested $924,738 in the development of technology for the harvesting of icebergs and the production of premium water from icebergs. Iceberg Industries acquired a spring water bottling company on March 31, 1998, which gave it access to an existing water bottling line as well as trained staff who could be used to bottle the iceberg water product. It has subsequently developed substantial new production facilities and has recently focused its energies on product development, packaging, market research and market development. Management continues to commit significant efforts to these development activities, financial planning and raising the required capital to support ongoing research and development and marketing efforts.

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

Industry Information.

     The bottled water industry has experienced tremendous growth over the last decade due to two major trends: rising concern about the safety of tap water and a general shift in the beverage market toward healthier, low calorie, non-alcoholic products. This trend continues. The North American bottled water market is currently a $5 billion wholesale market and, with a 1999 annual growth rate of 14%, is the fastest growing segment of the beverage industry. Management believes that the market in North America is still far from saturated, as domestic per capita consumption of bottled water is only a fraction of European consumption. The industry is also extremely fragmented, with the top 10 brands by volume accounting for only 45% of total industry sales. Industry analysts predict that bottled water sales in the United States will reach $6 billion by the year 2001.The United Kingdom and other European Union countries are also major consumers of bottled water, with per capita consumption in such countries as Germany, France and Italy being five to six times higher than that in Canada. Further market opportunities exist in Japan and other Asian countries. At the same time, the bottled water industry is highly competitive. There are hundreds of water bottlers, many of which operate on a regional basis due to relatively high transport costs. For a major portion of the market, competition on price is important. However, there are products positioned at the high end of the market that successfully receive a price premium. "Iceberg Water" is positioned here, as an ultra premium product, capitalizing on its ability to provide the unique experience of drinking pure water from icebergs hundreds of thousands of years old. It is promoted as an affordable treat.

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

     Iceberg water is considered a premium water product and as such the Company generally compares its retail price with Evian, a world leader in bottled water. The suggested retail price for 1 Litre of Iceberg water in the local market is US$1.15, although the retailer is at liberty to charge whatever price is appropriate. The price for 1 Litre of Evian water, a world leader, is priced at the same price in this marketplace.

Branding.

     Iceberg Industries is committed to building brand equity. The product family will initially carry the brand name "BOREALIS". This helps support the cold, northern image and mystique surrounding the Company's products. Application has been made to have the name "Borealis" registered as a trademark in the United States. In Canada, "Borealis" will be used for water products only. The word "ICEBERG" will play prominently in the name used as a descriptive term for all products. Private label production is also possible for selected customers, with a further opportunity to build brand equity. To date, water has been produced for Canadian Pacific Hotels with the "BOREALIS" trade name retained. Product has also been produced for Loblaw's and Provigo, two large Canadian supermarket chains, and, although this was done under the President's Choice banner, it has helped create awareness of the availability of iceberg water. Iceberg Industries' initial family of products is:

     *    iceberg water
     *    iceberg vodka
     *    iceberg beer
     *    natural spring water

     New and exciting additions to the product line are currently in the planning process, including "ice tea" and other products that use water as a foundation.

     Borealis Iceberg Water is a unique experience to be enjoyed and savoured. Taste tests conducted by prospective distributors have determined that iceberg water has the softest, most natural taste of any bottled water on the market.

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

Loblaw Companies Limited ("Loblaws"): Iceberg Industries has negotiated an arrangement with Loblaws for private label 1 litre and 500ml (12 Pak Box)"President's Choice" Iceberg water products which are being distributed through Loblaws' 450 store supermarket chain and their Provigo supermarket stores in Quebec. No formal contract has been entered into for this arrangement.

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

Raw Material Transport.

     Water will be primarily transported to the plant using an ice-harvesting vessel. Some road transport using tanker trucks is also anticipated during the harvesting season and for transportation to producers of beer and vodka. To date, the Company has used the services of independent, local carriers and national carriers to deliver water to its processing facility.
No formal contracts have been negotiated but there are adequate for-hire truckers located in the area to meet any raw material transportation requirements.

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

     The Company's functional currency is the Canadian dollar as all Company operations have been conducted in Canada and are denominated in the Canadian dollar. Except for share and debenture investments in U.S. dollars, there has been minimal activity denominated in foreign currency through June 30, 2001. Therefore, there is no material currency risk or exposure to the Company in the period to June 30, 2001.

     The Company's financial statements are translated into U.S. dollars using the current exchange rate as required by FAS 52. The accumulated currency translation adjustment is reported as other comprehensive income in the statement of shareholders' equity and was $8,984 to June 30, 2001. In the future, the Company intends to conduct operations in the U.S. and Europe. Currency risks and functional currency will be evaluated as future plans are formulated.

     While the Company is still in its development stage, management has presented the statements of operations in the traditional format.

     In order to support ongoing operating costs, the Company raised $1,526,000 through the issuance of convertible debentures during the year ended June 30 2001. The Company is continuing its strategy of funding development through additional debt and equity financing. These funds will be used to manage working capital requirements and to fund ongoing operational costs with a particular emphasis on marketing expenditures as the Company introduces its redeveloped products to the marketplace.

     The Company reports sales of $817,070 and $737,300 for the year ended June 30 2001, and the year ended June 30 2000, respectively. These sales represent minimal revenue from bottling spring water and some iceberg water with initial shipments of beer and vodka. Management continues to focus its energies on product development, market research and market development, which includes the formation of alliances in various geographical areas. Currently the Company is in the final stages of the redevelopment of the Vodka and Water products and should be ready for test marketing by the second quarter.

     General and administration expenses have decreased in the year ended June 30 2001 to $821,560 as compared with $1,205,936 for the year ended June 30 2000. This decrease is a result of reduced audit fees of $59,579, reduced travel expenses of $34,700 and reduced wages to management and administrative employees and consultants in the amount of $324,300. With some minor increases in other expenses overall costs decreased by 33%.

     Research and development expenses decreased in the year ended June 30 2001 to $25,579 compared to $200,895 for the year ended June 30 2000. During the first six months of the new production operation, development costs were still being incurred to fine-tune our production and harvesting operations. The most recent year had less need for these types of expenditures and as a result, these expenses were reduced by 79%.

     Sales and marketing expenses decreased in the year ended June 30 2001 to $660,201 as compared with $779,433 for the year ended June 30 2000. This decrease is a result of reduced advertising expenditures and reduction in our sales presence in the United States while our products were being redesigned. Overall, expenditures were reduced by 15%.

     Depreciation and Amortization increased in the year ended
June 30 2001 to $442,009 compared with $338,413 for the year ended June 30 2000.

     Interest and bank charges increased in the year ended June 30 2001 to $1,159,443 compared with $71,642 for the year ended June 30 2000. The net increase of $1,087,971, comprised of an increase in short term interest expense of $12,173 and an increase in long-term interest expense of $1,075,618. The increase in long-term interest expense resulted from interest charges on the issuance of convertible debentures in the accumulated amount of $1,526,000. Included in the $1,075,618, an amount of $920,500 has been recorded as interest expense as a requirement of U.S. GAAP rules, resulting from a beneficial conversion feature of the new series of 6% convertible debentures and the charge required as a result of the reduction in the conversion price of some of the 10% convertible debentures.

     Net loss for the year ending June 30 2001 was $2,911,191 ($.27 per share) compared to $2,469,882($0.26 per share) for the year ending June 30 2000. As mentioned previously, the Company had to record additional non-cash interest charges of $920,500 to comply with U.S. GAAP accounting rules. This amount has been reflected in the current financial statements with the result that the loss has been increased by $920,500 and the loss per share increased from $0.19 per share to $0.27 per share.

     The Company has incurred significant operating losses since its inception and has an accumulated deficit of $8,841,856 at June 30 2001. The Company expects to incur further development costs to continue its product development and redevelopment, marketing efforts, and the Company's working capital deficiency at June 30, 2001,and limited revenue will not be sufficient to meet its development requirements. The Company's management recognizes this "going concern" issue and the need to generate additional revenues and/or resources, and has implemented several solutions to address this problem.

    Primary to management's plans for solvency in the coming year is the sale of additional equity in the Company. Additional common stock and/or convertible debt will be marketed in the 1st and 2nd quarters of fiscal 2002 to sustain the Company's projected ongoing losses. There is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient equity financing and operating revenues to cover its operating costs.

     The Company is negotiating the issuance of convertible debentures for proceeds of US$50,000 in the first quarter of fiscal 2002. Additional funds will be raised during the 2nd quarter of fiscal 2002. These funds will be used to fund ongoing costs. Capital commitments for the year ended June 30, 2002, are estimated at $50,000 and these additional funds will be sufficient to meet the Company's capital obligations until the various sales initiatives described herein are able to create significant cash flow. No additional facilities are needed to enable the Company to produce on a commercial basis.

     The Company believes that its long-term debt is manageable due to the fact that it is owed primarily to government lenders interested in the viability of the Company (Atlantic Canada Opportunities Agency and the Trepassey Community Development Fund totalling $388,000) or because it is payable to Company "insiders". If the Company experiences shortages, it may be possible to renegotiate terms of repayment with the Government agencies and a deferral with officers and directors ($711,788 due to directors and officers).


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


ITEM 3.   DESCRIPTION OF PROPERTY

     Iceberg Industries, a wholly-owned subsidiary of the Company, has an 11,200 square foot manufacturing facility at Trepassey, Newfoundland where its water products are processed and bottled. This facility is located on approximately 40 acres of Company-owned land, and the Company owns all of the equipment. Embedded within the 40-acre site is a small piece of real estate owned by the Town of Trepassey, which is specifically the size of and constitutes the site for the bottling plant. This parcel has been leased to the Company for a term of 99 years, with an annual rental or lease rate of $1.00. The Town is surrendering fee title on this parcel to the Company after the next batch of bottle labels are modified to show Trepassey as the source of the spring water. As of the date of this filing, the transfer has not occurred. The 40-acre parcel is encumbered by a first mortgage to Trepassey Community Development Fund in the amount of $80,105, with monthly payments of $664.

     This property is, in the opinion of management, adequately covered by Insurance on the premises and its contents, under a policy issued by ING Halifax Insurance.

     The Company also has long-term water rights leases in place with Basil James, an unrelated third-party landowner, for extraction of mineral water from a site directly adjacent to the Trepassey facility. The Company has these water rights for $67 per month for a period of 25 years, commencing January of 1992.

     The Company maintains an office at 16 Forest Road, St. John's, Newfoundland, Canada, which it utilizes as its main corporate business office. This lease is from Standard Life Assurance Company, with an annual rental rate of $15,000 and floor space of approximately 1450 square feet. This property is also covered by insurance through Ing Halifax Insurance.


ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.


Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)

Common         John Kleinert             2,119,226          19.15%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Ron Stamp                   630,860           5.70%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Maurice Murphy              669,140           6.05%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Paul Benson                 615,958           5.57%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Special        James D. Smyth, Trustee   2,895,055          26.17%
Common (2)     16 Forest Road           (affiliate)
               Suite 100
               St. John's, Newfoundland
               Canada


     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)  James D. Smyth is functioning as trustee for the Canadian-resident investors and shareholders that acquired their stock by way of an investment in Icecap Equity, Inc., an intermediary company formed to enable the Iceberg Industries acquisition, on a tax-
deferred basis for Canadian shareholders.  (See "Purchase Offer for Securities of Iceberg
Industries" at Exhibit 10.6, which details the terms of the acquisition and the rights of holders of the Company's Special Common Stock; and "Notice of Change in Purchase Offer for
Securities of Iceberg Industries" at Exhibit 10.7)

     (b)  Security Ownership of Management.

     The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


Title of       Name and address       Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership (1)

Common         John Kleinert             2,119,226          19.15%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Ron Stamp                   630,860           5.70%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Maurice Murphy              669,140           6.05%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Paul Benson                 615,958           5.57%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         Lewis Stoyles               174,018           1.57%
               16 Forest Road           (affiliate)
               Suite 300
               St. John's, Newfoundland
               Canada

Common         All Officers and          4,209,202          38.04%
               Directors as a
               Group


     (1)  Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


ITEM 5.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS

     The directors and officers of the Company are as follows:

Name                     Age  Position
-----------------        ---  ---------------
Paul Benson              46   President, CEO & Director
Ron Stamp                47   Vice President-Marketing &
                              Director
Maurice Murphy           50   Vice President-Operations
Lewis Stoyles            52   Vice President-Finance &
                              Director
John Kleinert            42   Director

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

PAUL BENSON, 46, President, C.E.O. & Director

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

RONALD STAMP, 47, Vice President - Marketing and Sales & Director

     Mr. Stamp is a co-founder of the Company, and has overall responsibility for sales and marketing. From 1994 until his co-founding of the Company in 1996, Mr. Stamp was Managing Director at Canadian Iceberg Vodka Corporation. He has over 20 years of experience in sales, marketing and public relations in the food and beverage industry in Canada, the United States and the Caribbean.

MAURICE MURPHY, 50, P. Eng., Vice President - Operations

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

LEWIS STOYLES, 52, FCA, CMC, Vice President, C.F.O. & Director

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

JOHN KLEINERT, 42, Director

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

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) was subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.


ITEM 6.   EXECUTIVE COMPENSATION.

     The following table sets forth the cash compensation, which was paid by the Company for services, rendered to the Company.
During fiscal years ended 1998, 1999, 2000 and 2001, the following payments were made:


                                             Remuneration (US$)
                                        ----------------------------
Name                Position            2001     2000    1999   1998

                                        ----------------------------
Paul Benson         President & CEO     61,118  51,106  63,102  69,994

Ron Stamp           Vice President       8,540  47,080  60,426  55,146
                    -Marketing

Maurice Murphy      Vice President      36,175  29,517  45,037  25,263
                    -Operations

Lewis Stoyles       Vice President      43,770  45,424  51,340  9,628
                    -Finance            ------   -----  ------  -----

All Executive
Officers as
a group                                 149,603 173,127 219,905 159,671



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

     In addition, the Company has outstanding notes payable due to shareholders and to directors. Notes payable to shareholders, are unsecured, bear interest at 5% and 10% and are repayable upon demand. As of June 30, 2001, notes payable to directors totalled $711,788.

     Except as herein above set forth, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 8.   DESCRIPTION OF SECURITIES.

     The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.0001 per share, and 5,000,000 shares of Special Common Stock, par value $.0001 per share. At June 30, 2001, there were 8,169,425 Common Shares issued and outstanding and 2,895,055 Special Common Shares issued and outstanding, for a total of 11,064,480 issued and outstanding shares of the Company.

     All shares of the Company's Common Stock and Special Common
Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders.

     The shares of Common Stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully paid and non-assessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefor.

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

     Liquidation Entitlement: Special Common Stock Share holders are entitled to be paid, upon any liquidation of the assets of Icecap Equity Inc., an amount of money equivalent to the amount that would be received per Company Share on a liquidation of the Company.

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



                             PART II


ITEM 1.   MARKET PRICE FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a)  Market Price.

     The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter
Bulletin Board.

     As of June 30, 2001, the Company had 375 shareholders of record of its common stock and one shareholder of record for the special common stock. See Item 7, Certain Relationships and Related Transactions. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


1998                HIGH                LOW
-----------         ------              ------
1st Quarter
2nd Quarter                   N/A
3rd Quarter
4th Quarter

1999                HIGH                LOW
-----------         ------              ------
1st Quarter
2nd Quarter                   N/A
3rd Quarter         3.750               1.000
4th Quarter         2.875               1.250

2000                HIGH                LOW
-----------         ------              ------
1st Quarter         3.250               0.750
2nd Quarter         3.625               0.625
3rd Quarter         3.070               1.812
4th Quarter         2.000               0.625

2001                HIGH                LOW

-----------         ------              ------
1st Quarter         0.781               0.240
2nd Quarter         0.390               0.080

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

     In August 2000, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures in exchange for $761,000 which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors will be entitled to convert their debenture into an equivalent number of shares of the Company's Common Stock at $0.50 per share. Subsequently, $561,000 of the total debenture was modified to reduce the conversion price to $0.25 per share. As part of the offering price, the accredited investors who convert will receive share purchase warrants convertible into an equivalent number of shares of the Company's Common Shares at $0.625 per share. These warrants expire eighteen months after the conversion date of the convertible debenture to equity. A commission of 4% was paid in connection with the issuance of the convertible debenture. Subsequently, in May 2001 $561,000 of these convertible debentures were registered under Form SB-2.

     In November 2000, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures for proceeds of $100,000. The proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors will be entitled to convert their debenture into an equivalent number of shares of the Company's Common Stock at $0.50 per share. As part of the offering price, the accredited investors who convert will receive share purchase warrants convertible into an equivalent number of shares of the Company's Common Shares at $0.625 per share. These warrants expire eighteen months after the conversion date of the convertible debenture to equity.

     In January 2001, the Company completed a private placement under Rule 506 of Regulation D whereby it issued convertible debentures for proceeds of $665,000.The total debenture was prepared based on raising $5,000,000 under various terms and conditions. However, due to changing market conditions, the original debenture was replaced with a new series of convertible debentures to raise this $665,000.This amount will be used to fund working capital needs and the redevelopment of the Company's vodka and water products for introduction into the US marketplace. Subsequently in May 2001, these convertible debentures were registered under Form SB-2.

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

     As of the date of this report, 10,960,814 of the issued and outstanding shares of the Company's Common Stock and Special Common Stock could potentially be eligible for sale as free trading or under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in the
Rule:

     In summary, Rule 144 applies to affiliates (that is, control persons) and non-affiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in non-public transactions). Non-affiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(a)(11), if six conditions are met:

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

     (4) Except for sales of restricted securities made by non-affiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38)of the 1934 Act.

     (5) Except for sales of restricted securities made by non-affiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in
(5)above.

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

     Based upon the Company's knowledge of the dates of acquisition of the various securities of the Company, there are currently 10,960,814 shares of the 11,064,480 potentially tradable restricted shares, which could be immediately sold, after all Icecap Equity Inc. shares are converted to shares of the company, under Rule 144 of the Securities Act.



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

Indemnification of Directors, Officers, Employees and Agents

     So far as permitted by the Nevada Business Corporation Act, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in wilful misconduct. Section 78.751(1) of the Nevada Revised Statutes (NRS) authorizes a Nevada corporation to indemnify any director, officer, employee, or corporate agent who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation due to his or her corporate role. Section 78.751(1) extends this protection against expenses, including attorney's fees, judgements, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

     Section 78.751(2) of the NRS also authorizes indemnification of the reasonable defence or settlement expenses of a corporate director, officer, employee or agent who is sued, or is threatened with a suit, by or in the right of the corporation. The party must have been acting in good faith and with the reasonable belief that his of her actions were not opposed to the corporation's best interests. Unless the court rules that the party is reasonably entitled to indemnification, the party seeking indemnification must not have been found liable to the corporation.

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


     Audited Consolidated Financial Statements as of June
     30, 2001 with comparative figures for the year ended
     June 30 2000, and for the six months ended June 30,
     1999

     Unaudited Consolidated Financial Statements as of
     June 30, 1999

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES

               INDEPENDENT AUDITORS' REPORT AND

               CONSOLIDATED FINANCIAL STATEMENTS



                   INDEPENDENT AUDITORS' REPORT



Independent Auditors' Report

To the Board of Directors and Shareholders of Iceberg Corporation of America

We have audited the accompanying consolidated balance sheets of Iceberg Corporation of America (a development stage company) and subsidiaries as of June 30, 2001 and June 30, 2000, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for the years ended June 30, 2001 and June 30, 2000, for the six months ended June 30, 1999 and for the period from July 22, 1996 (inception) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Iceberg Corporation of America and subsidiaries as of June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and June 30, 2000, for the six months ended June 30, 1999 and for the period from July 22, 1996 (inception) to June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Iceberg Corporation of America is a development stage company engaged in the development, production and commercial marketing of premium beverage products, which utilize iceberg water as a core ingredient. As discussed in Note 1 to the consolidated financial statements, the deficiency in working capital at June 30, 2001 and the operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. John's, Newfoundland, Canada       Deloitte & Touche LLP
September 7, 2001                      Chartered Accountants

        Change Format

                     ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                              (a Development Stage Company)

                               CONSOLIDATED BALANCE SHEETS

                                        _________
                              (all amounts in U.S. dollars)


                                                            June           June
                                                            30, 2001       30, 2000
ASSETS
Current assets
  Cash and cash equivalents                             $        598     $   30,417
  Trade accounts receivable, less allowance
    for doubtful accounts of $8,500 and $10,500
    respectively                                             204,549        155,135
  Inventory                                                  367,571        581,624
  Prepaid expenses                                            50,014         47,587
                                                            ---------      ---------
Total current assets                                         622,732        814,763

Property, plant and equipment, net                         1,209,236      1,567,778
Goodwill                                                     120,196        193,641
                                                            ---------      ---------
Total assets                                            $  1,952,164     $2,576,182
                                                            =========      =========

LIABILITIES
Current liabilities
  Short term borrowings                                 $    114,969     $  138,331
  Accounts payable                                           816,460      1,048,088
  Accrued liabilities                                        133,233         62,243
  Due to shareholders                                        711,788        610,847
  Current portion of long term debt                        1,292,909         96,831
                                                            ---------      ---------
Total current liabilities                                  3,069,359      1,956,340

Long term debt                                               798,255        521,840
                                                            ---------      ---------
Total liabilities                                          3,867,614      2,478,180
                                                            ---------      ---------

Commitments and contingencies

SHAREHOLDERS' (DEFICIENCY) EQUITY

Common shares, $.0001 par value; 100,000,000 shares
  authorized, 8,169,425 and 6,444,250 shares issued
  and outstanding in 2001 and 2000 respectively                  817            644
Special common shares, $.0001 par value; 5,000,000
  shares authorized, 2,895,055 and 4,454,690 shares
  issued and outstanding in 2001 and 2000 respectively           290            445
Additional paid-in capital                                 6,916,315      6,004,870
Deficit accumulated during the development stage          (8,841,856)    (5,930,665)
Accumulated other comprehensive income                         8,984         22,708
                                                            ---------      ---------
Total shareholders' (deficiency) equity                   (1,915,450)        98,002
                                                            ---------      ---------
Total liabilities and shareholders' (deficiency) equity  $ 1,952,164    $ 2,576,182
                                                            =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                               (a Development Stage Company)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                         _________
                               (all amounts in U.S. dollars)

                                   From
                                   July 22, 1996       Year           Year           Six Months
                                   (Date of            Ended          Ended          Ended
                                   Inception) to       June           June           June
                                   June 30, 2001       30, 2001       30, 2000       30, 1999


Sales                              $ 2,011,650         $   817,070    $   737,300    $   209,188

Cost of sales                        1,738,430             619,479        610,863        287,470
                                   -----------         -----------    -----------    -----------
Gross profit (loss)                    273,220             197,591        126,437        (78,282)
                                   -----------         -----------    -----------    -----------

Operating expenses
  General and administrative         3,779,607             821,560      1,205,936      1,059,010
  Research and development             924,738              25,579        200,895        217,058
  Sales and marketing                2,031,192             660,201        779,433        236,230
  Depreciation and amortization      1,030,764             442,009        338,413        111,259
                                   -----------         -----------    -----------    -----------
                                     7,766,301           1,949,349      2,524,677      1,623,557
                                   -----------         -----------    -----------    -----------
Operating (loss)                    (7,493,081)         (1,751,758)    (2,398,240)    (1,701,839)
                                   -----------         -----------    -----------    -----------
Other expenses
  Interest and bank charges            131,991              40,510         28,337         28,135
  Interest on long term debt         1,216,784           1,118,923         43,305         13,778
                                   -----------         -----------    -----------    -----------
                                     1,348,775           1,159,433         71,642         41,913
                                   -----------         -----------    -----------    -----------
(Loss) before taxes                 (8,841,856)         (2,911,191)    (2,469,882)    (1,743,752)
Income taxes                                 -                   -              -              -
                                   -----------         -----------    -----------    -----------

(Net loss)                         $(8,841,856)        $(2,911,191)   $(2,469,882)   $(1,743,752)
                                   ===========         ===========    ===========    ===========

Loss per share
 - basic and diluted               $    (1.74)         $    (0.27)    $    (0.26)    $     (0.27)
                                   ===========         ===========    ===========    ===========

Weighted average common shares
 - basic and diluted                 5,072,563          10,905,125      9,441,735      6,480,860
                                   ===========         ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                   (a Development Stage Company)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             _________
                                   (all amounts in U.S. dollars)


                                   From
                                   July 22, 1996       Year           Year           Six Months
                                   (Date of            Ended          Ended          Ended
                                   Inception) to       June           June           June
                                   June 30, 2001       30, 2001       30, 2000       30, 1999


Operating activities
  Net loss                         $(8,841,856)        $(2,911,191)   $(2,469,882)   $(1,743,752)
  Items not affecting cash:
    Depreciation and amortization    1,030,764             442,009        338,413        111,259
    Beneficial conversion feature      920,500             920,500             -              -
    (Gain) loss on sale of property,
    plant and equipment                (29,195)                  -         (6,976)         4,127

Changes in current assets
  and liabilities
  (Increase) decrease in
    accounts receivable               (138,257)            (53,239)        36,954       (139,132)
  (Increase) decrease in
    inventory                         (190,651)            199,078       (282,535)         3,962
  (Increase) decrease in
    prepaid expenses                   (21,874)             (3,583)         5,213        (34,328)
  Increase (decrease) in
    accounts payable                   415,155            (206,748)      (143,006)       618,587
  Increase in accrued liabilities      133,994              71,861         33,146         10,195
  Increase (decrease)in deferred
   government grants                      (693)                  -              -        (46,599)
                                   -----------         -----------    -----------    -----------

Cash used by operating activities   (6,722,113)         (1,541,313)    (2,488,673)    (1,215,681)
                                   -----------         -----------    -----------    -----------

Investing activities
  Purchase of property, plant
   and equipment                    (1,766,714)            (17,671)      (121,366)      (985,794)
  Proceeds from sale of property,
   plant and equipment                  78,007                   -         32,381          5,866
  Acquisition of subsidiary                 (1)                  -              -              -
                                   -----------         -----------    -----------    -----------

Cash used by investing activities   (1,688,708)            (17,671)       (88,985)      (979,928)
                                   -----------         -----------    -----------    -----------

Financing activities
  Proceeds from (payments of)
   short term borrowings               133,739             (19,895)       138,678              -
  Advances from third parties          259,870                   -              -              -
  Repayment of advances from
   third parties                      (516,030)                  -              -              -
  Advances from shareholders, net      718,257             107,249        185,034        425,974
  Proceeds from issuance of
   long term debt                    2,394,694           1,526,000         33,942        161,033
  Repayment of long term debt         (572,659)            (75,136)      (395,609)       (55,482)
  Redemption of Shares                 (62,500)            (62,500)
  Net proceeds from issuance
   of shares                         6,059,422              53,463      2,374,111      1,878,149
                                   -----------         -----------    -----------    -----------

Cash provided by financing
 activities                          8,414,793           1,529,181      2,336,156      2,409,674
                                   -----------         -----------    -----------    -----------
Effect of exchange rate
 changes on cash                        (3,374)                (16)        (2,068)          (429)
                                   -----------         -----------    -----------    -----------

Increase (decrease) in cash and cash
 equivalents during the period             598             (29,819)      (243,570)       213,636

Cash and cash equivalents,
 beginning of period                         -              30,417        273,987         60,351
                                   -----------         -----------    -----------    -----------

Cash and cash equivalents,
 end of period                     $       598         $       598    $    30,417    $   273,987
                                   ===========         ===========    ===========    ===========

Supplemental disclosures of
 cash flow information:

Cash paid for interest             $   349,070         $   159,728    $    71,642    $    41,913
                                   ===========         ===========    ===========    ===========

Cash paid for income taxes         $       -           $       -      $       -      $       -
                                   ===========         ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
                                     (a Development Stage Company)

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                                              __________
                                    (all amounts in U. S. dollars)

                           Common and                          Deficit
                         Special Common                        Accumulated  Accumulated     Total
                             Shares            Additional      During the   Other           Share-
                            Par Value          Paid in         Development  Comprehensive   holders'
                         Number    Amount      Capital         Stage        Income          Equity

Balance at July 22, 1996
 (Inception)                       $   -       $   -           $   -        $   -           $   -
Components of comprehensive
 income (loss)
  Net loss                  -          -           -              (52,892)      -               (52,892)
  Foreign currency
   translation adjustment   -          -           -               -               270              270
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                                (52,622)
                                                                                             ----------
Issuance of shares        10,000         1           72            -            -                    73
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1996                     10,000         1           72           (52,892)         270          (52,549)
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -             (433,497)      -              (433,497)
  Foreign currency
   translation adjustment   -          -           -               -            16,210           16,210
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                               (417,287)
                                                                                             ----------
Issuance of shares       481,006        48      198,594            -            -               198,642
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1997                   491,006         49      198,666          (486,389)      16,480         (271,194)
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (1,230,642)      -            (1,230,642)
  Foreign currency
   translation adjustment   -          -           -               -             6,979            6,979
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (1,223,663)
                                                                                             ----------
Issuance of shares     3,753,967       375    1,554,609                                       1,554,984
                         -------   -------     --------        ----------    ---------       ----------

Balance at December 31,
 1998                  4,244,973       424    1,753,275        (1,717,031)      23,459           60,127
Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (1,743,752)      -            (1,743,752)
  Foreign currency
   translation adjustment   -          -           -               -             5,740            5,740
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (1,738,012)
                                                                                             ----------
Issuance of shares     4,546,218       455    1,877,694            -            -             1,878,149
                         -------   -------     --------        ----------    ---------       ----------

Balance at June 30,
 1999                  8,791,191   $   879   $3,630,969       $(3,460,783)   $  29,199       $  200,264

Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (2,469,882)      -            (2,469,882)
  Foreign currency
   translation adjustment   -          -           -               -            (6,491)          (6,491)
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (2,476,373)
                                                                                             ----------
Issuance of shares     2,107,749       210    2,373,901            -            -             2,374,111
                         -------   -------   ----------         -----------   --------       ----------


Balance at June 30,
 2000                 10,898,940   $ 1,089   $6,004,870       $(5,930,665)   $  22,708       $   98,002

Components of
 comprehensive
 income (loss)
  Net loss                  -          -           -           (2,911,191)      -            (2,911,191)
  Beneficial conversion
   Feature                  -          -        920,500            -            -               920,500
  Foreign currency
   translation adjustment   -          -           -               -           (13,724)         (13,724)
                                                                                             ----------
  Total comprehensive
   income (loss)                                                                             (2,004,415)

Redemption of Shares                   (10)     (62,490)                                        (62,500)
                                                                                             ----------
Issuance of shares       165,540        28       53,435            -            -                53,463
                         -------   -------   ----------         -----------   --------       ----------


Balance at June 30,
 2001                 11,064,480   $ 1,107   $6,916,315       $(8,841,856)   $   8,984      $(1,915,450)




The accompanying notes are an integral part of these consolidated financial statements.

       Change Format

        ICEBERG CORPORATION OF AMERICA AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                 (all amounts in U. S. dollars)

1.   Description of business and basis of presentation

Description of business

Iceberg Industries Corporation ("Iceberg Industries"), a development stage company, was incorporated under the laws of the province of Newfoundland, Canada on July 22, 1996. As more fully described in Note 3(a), Iceberg Corporation of America ("the Company"), a dormant public shell company, acquired Iceberg Industries effective June 25, 1999. The acquisition by the Company resulted in the former shareholders of Iceberg Industries acquiring control of the Company and, accordingly, this transaction has been treated as a reverse takeover and is deemed in substance a capital transaction, rather than a business combination. Under this basis of accounting in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), Iceberg Industries has been identified as the accounting acquirer. The financial statements prior to the aforementioned acquisition are those of Iceberg Industries since, under a reverse takeover transaction, comparative figures become those of the accounting acquirer.

The Company's principal activity is intended to be the commercial supply of premium beverage products, including iceberg water, beer and vodka, which primarily utilize water obtained from icebergs as the core ingredient. To date, however, the Company has only generated minimal revenue from bottling spring water and some iceberg water, beer and vodka. The Company has invested heavily in the development of technology for the harvesting of icebergs and the production of premium water from icebergs. It has developed substantial production facilities and has recently focused its energies on product development, packaging, market research and market development. Management continues to commit significant efforts to these development activities, financial planning and raising the required capital to support the ongoing research and development.

Basis of presentation

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses since inception and has an accumulated deficit of $8,841,856 at June 30, 2001. The Company expects to incur further development costs to continue its product development and marketing initiatives. The Company's working capital deficiency at June 30, 2001 and limited revenue will not be sufficient to meet its development requirements. Management recognizes that the Company must generate additional resources. Management's plans include the sale of additional debt and equity securities, the pursuit of business alliances for the production and marketing of product and the ongoing development of markets for its products.

No assurance can be given that the Company will be successful in raising sufficient additional capital or entering into business alliances that will enable it to achieve profitability or positive cash flow.


2.   Significant accounting policies

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Such consolidated financial statements include, as appropriate, the financial position and results of operations of acquired businesses since the date of such respective acquisitions.

Change in fiscal year

The Company changed its financial reporting year end from December 31 to June 30 effective January 1, 1999 to more closely align its fiscal reporting to its business cycle.

Reporting currency and foreign currency translation

The Company reports its consolidated financial statements in U.S. dollars. The functional currency of the Company's major operations to date conducted by Iceberg Industries is the Canadian dollar. Canadian dollar denominated amounts have been translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each period for revenues, expenses and gains and losses. Translation adjustments are recorded as a separate component of other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations.

Use of estimates

     The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.


Inventory

     Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory balances include the following:

                                        June 30,       June 30,
                                        2001           2000
                                        ---------      ---------

     Raw materials                      $ 199,232      $ 255,154
     Finished goods                       168,339        326,470
                                        ---------      ---------
                                        $ 367,571      $ 581,624
                                        =========      =========



     Government grants

     The Company applies government grants received related to the purchase of property, plant and equipment to the cost of those assets. Grants received in advance of the acquisition of the related property, plant and equipment are deferred until the asset has been acquired.

2.   Significant accounting policies (Continued)


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

Goodwill

Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited.


Impairment of long-lived assets

The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Fair value of financial instruments

     The Company has evaluated fair values of its financial instruments based on the current interest rate environment, related market values and current pricing of financial instruments with comparable terms. The carrying values of financial instruments are considered to approximate fair value, except as otherwise indicated in Note 7.

2.   Significant accounting policies (Continued)

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


Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company will adopt SFAS No. 142 on July 1, 2001 and, at that time, will cease amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill is currently being amortized at approximately $73,000 annually and will have an expected net carrying value of approximately $120,000 at the date of adoption of this standard.

Financial Accounting Standards Board also issued SFAS No. 143,
"Accounting for Asset Retirement Obligations." The Company has not yet determined the effect, if any, of this new standard on its financial statements.

3.   Acquisitions

Effective June 25, 1999, the Company acquired 100% of Iceberg Industries for total consideration of $3,631,848 based upon a share for share exchange at a ratio of 1.7 shares of the Company for each share of Iceberg Industries. At the date of combination, the Company was a dormant public shell company with no identifiable assets other than cash. As such, the reverse takeover transaction was considered a capital transaction rather than a business combination. The purchase price for the Iceberg Industries' shares was satisfied by the issuance of 1,251,753 common shares and 4,506,106 special common shares of the Company. The special common shares have voting rights equal to the Company's common shares and may be exchanged at any time for a common share of the Company on an equivalent basis. Accordingly, they are the economic equivalent of the common shares.

As a result of these transactions, the former shareholders of Iceberg Industries effectively control the Company through their share ownership. Under these circumstances, U.S. GAAP requires that Iceberg Industries be identified as the accounting acquirer. Accordingly, the financial statements prior to the acquisition are those of Iceberg Industries. Historical shareholder's equity of the Company has also been retroactively restated for the equivalent number of shares received in the reverse takeover transaction.

       Format Change

4.   Property, plant and equipment

     Property, plant and equipment is comprised of the following:

                              2001                                    2000
                    ---------------------------------------  -----------------------------
                              Accumulated    Net Book               Accumulated   Net Book
                    Cost      Depreciation   Value       Cost       Depreciation    Value
                    ----      ------------   --------    ----       ------------  --------


     Plant     $   440,773    $ (40,638)   $  400,135  $  451,876  $ (24,563)   $  427,313
     Land           45,752         -           45,752      46,837        -          46,837
     Tank farm     211,555      (38,601)      172,954     216,884    (19,915)      196,969
     Furniture
      and
      equipment  1,232,897     (653,733)      579,164   1,219,089   (339,269)      879,820
     Vehicles       40,865      (29,634)       11,231      41,894    (25,055)       16,839
               ------------   ----------     --------  ----------   ----------  ----------
               $ 1,971,842    $(762,606)   $1,209,236  $1,976,580  $(408,802)   $1,567,778



       Format Change

5.   Short term borrowings

The Company has a credit facility arrangement with its commercial Bankers with an operating line of credit of $100,000, bearing interest at the Bank's prime rate plus 2%. Prior approval is obtained from the commercial Banker when this credit facility is exceeded. Short term borrowings are secured by a general assignment of book debts and a charge over inventory.


6.   Due to shareholders

Demand notes payable to shareholders have no set terms of repayment and bear interest at rates which range between 5% and 10%. A $300,000 demand loan from one of the shareholders is secured by an assignment of equipment. The balance of the notes are unsecured.

7.   Long term debt

                                        2001           2000
                                        ------         -------

     Subordinated convertible debentures,
     bearing interest at U.S. bank
     prime plus 1.5%, interest payable
     on the principal sum outstanding
     on a semi-annual basis, maturing
     June 2002 to October, 2005.
     The debentures are convertible at
     $0.25 to $0.50 for one common share
     and one common share warrant which
     is exercisable at $0.625 within
     18 months of the conversion date.
                                        $761,000     $    -

     Convertible debentures, bearing
     interest at 6%, interest payable
     at maturity, maturing April, 2002.
     The debentures are convertible at
     $0.05822 for one common share.     665,000           -

     Atlantic Canada Opportunities
     Agency, non-interest bearing,
     unsecured debt, repayable in
     monthly installments
     commencing December 2000 and
     maturing 2006                      308,058        338,570

     Subordinated convertible debenture,
     bearing interest at 6%, interest
     payable on the principal sum
     outstanding on a semi-annual basis
     maturing November, 2005.  The
     debenture is convertible at $0.50
     for one common share and one common
     share warrant which is exercisable
     at $0.625 within 18 months of the
     conversion date.                   100,000           -

     Hongkong Bank of Canada, term loan
     bearing interest at prime plus
     3%, repayable in blended monthly
     installments, maturing 2004,
     secured by certain assets of the
     Corporation, and limited
     guarantees of certain
     shareholders                        99,869        126,080

     Trepassey Community Development
     Fund, term loan bearing interest
     at 5%, repayable in blended
     monthly installments, maturing
     2015, secured by certain assets
     of the Corporation                  80,105         83,168

     John Deere Credit, capital lease
     bearing interest at 10.2%,
     repayable in blended monthly
     instalments, maturing
     2004, secured by equipment          40,793         55,526

     Caterpillar Financial Services,
     capital lease bearing interest
     at 8.1%, repayable in blended
     monthly instalments, maturing
     2006, secured by equipment          36,339           -

     Bank of Nova Scotia, term
     loan repair during the year           -            13,830

     Other                                 -             1,497
                                   ------------      -----------
                                      2,091,164        618,671
     Current portion                  1,292,909         96,831
                                   ------------      -----------
                                   $    798,255      $ 521,840
                                   ============      ===========


During the year the Company re-priced the conversion option on previously issued subordinate convertible debentures from an exercise price of $0.50 to $0.25 on 2,044,000 shares. The trading value of common stock on that date was $0.375. The Company recorded $255,500 as a charge to interest expense and as a credit to additional paid in capital with respect to the $761,000 convertible debenture.

The Company also recorded a beneficial conversion feature of $665,000 as a charge to interest expense and as a credit to additional paid-in capital with respect to the $665,000 convertible debenture.

Principal repayments over the next five years as of June 30, 2001 are as follows:

               Fiscal Year         Amount
               -----------         --------
               2002               $  782,000
               2003                  121,000
               2004                  122,900
               2005                  954,200
               2006                   54,900
               Thereafter             56,164
                                   ---------
               Total              $2,091,164


As noted above, the Company received governmental assistance in the form of non-interest bearing notes. In addition, the Company's long term debt is not subject to any significant restrictive debt covenants.

The fair value of long term debt has been estimated to be $2,040,000 and $550,000 at June 30, 2001 and June 30, 2000,
respectively.


8.   Share capital

During the year, authorized common stock was increased from 25,000,000 to 100,000,000 shares.

9.   Income taxes

The Company has reported its income tax expense in the statement of operations to include the following components:

                         Year           Year           Six Months
                         Ended          Ended          Ended
                         June           June           June
                         30, 2001       30, 2000       30, 1999
                         -----------    ----------     ----------

     Current tax expense  $   -         $    -         $    -
     Deferred tax benefit   477,048      729,159         649,497
     Valuation allowance   (477,048)    (729,159)       (649,497)
                         -----------    ----------     ----------
                          $   -         $    -         $    -
                         ===========    ==========     ==========



Deferred tax assets are summarized as follows:


                                   June 30,            June 30,
                                   2001                2000
                                   -----------         ----------

     Non-capital losses            $2,206,159         $1,840,944
     Share issue costs                 24,634             38,869
     Property, plant and
      equipment                       140,342            128,362
     Eligible capital
      expenditures                    257,856            143,768
                                   -----------         ----------
                                    2,628,991          2,151,943
     Valuation allowance           (2,628,991)        (2,151,943)
                                   -----------         ----------
                                   $    -              $    -
                                   ===========         ==========


The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carry forward period to utilize the deferred tax assets. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income in Canada within the loss carryforward periods.

For Canadian federal and Newfoundland provincial tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on utilization in the event of changes in ownership.

At June 30, 2001, the Company had accumulated income tax losses of $5,813,100 available in Canada for carryforward to reduce taxable income of future years. The loss carryforwards expire as follows:

               Fiscal Year              Amount
               -----------         -----------------
               2002                $    293,700
               2003                     474,900
               2004                     160,500
               2005                     963,800
               2006                   1,084,800
               2007                   1,730,400
               2008                   1,105,000
                                   -----------------
               Total               $ 5,813,100


The principal items accounting for the difference between income taxes computed at the Canadian statutory rate and the provision for income taxes are as follows:

                              Year           Year      Six Months
                              Ended          Ended     Ended
                              June 30,       June 30,  June 30,
                              2001           2000      1999
                              -----------    --------  ----------

Canadian statutory rate        37.0%          37.0%       37.0%
Amounts not deductible for
  tax purposes                 (1.7)%        (1.4)%      (7.9)%
Eligible capital
  expenditures                 (0.0)%        (0.0)%      (7.3)%
Depreciation                   (8.8)%        (4.3)%      (1.4)%
Operating losses not
  benefitted                  (26.5)%        (31.3)%    (20.4)%
                              -----------    --------   ---------
                                   -              -        -
                              ===========    =========  =========
10.  Commitments and contingencies

As of June 30, 2001, the future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows:

                              Amount
                              ----------------
               2002           $    15,100
               2003                 5,400
               2004                 1,300
               2005                   900
               2006                   900
                              ----------------
               Total          $    23,600


Rental expense on office space operating leases was $27,000, $32,000 and $15,900 during the years ended June 30, 2001 and June
30, 2000 and for the six months ended June 30, 1999 respectively.

Pursuant to a joint venture agreement to harvest glacial water in Greenland, the Company agreed to fund the construction of docking facilities in an amount not to exceed $2 million.

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its financial condition, results of operations, or cash flows.


11.  Loss per share

     Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during each period. The weighted-average number of shares prior to the June 25, 1999 reverse takeover transaction disclosed in Note 3 has been retroactively restated for the equivalent number of shares of common stock of the Company. The special common shares are included in the calculation as common shares as they are the economic equivalent of common shares. Diluted loss per share is equivalent to basic loss per share as the inclusion of outstanding options and warrants would be anti-dilutive.

12. Stock options

Employee stock options

The Company has a Stock Option Plan (the "Plan"), under which options to purchase common shares of the Company may be granted to key employees, including officers and directors. Options granted are exercisable within the times determined by the Board of Directors as specified in each option agreement. The Company is authorized to issue 2,390,000 shares under the Plan. A summary of the activity under the Plan is set forth below:

                                                  (2001)
                                                  Weighted
                                                  Average
                                   Number         Exercise
                                   of Shares      Price
                                   ----------     ----------

     Outstanding at beginning of
      year (2001)                     600,000     $  0.625
          Granted                   1,690,000     $  0.114
          Exercised                   (80,000)    $  0.240
                                   ----------     ----------
     Outstanding at end of year     2,210,000     $  0.290


                                                  (2000)
                                                  Weighted
                                                  Average
                                   Number         Exercise
                                   of Shares      Price
                                   ----------     ----------

     Outstanding at the beginning
      of year (2000)                     -             -
          Granted                     850,000     $  0.625
          Exercised                  (250,000)    $  0.625
                                   ----------     ----------
     Balance, June 30, 2000          600,000      $  0.625



As of June 30, 2001 there were 940,000 options exercisable at exercise prices ranging from $0.625 to $0.080, or $0.290 on average. The 2,210,000 options have a weighted average remaining contractual life of 9.7 years.


Share purchase warrants

In June 2000, the Company completed a private placement of 1,000,000 restricted shares of the Company's common stock in exchange for $500,000. As part of the offering, the investors received 1,000,000 share purchase warrants convertible into an equivalent number of shares of the Company's common stock from May 1, 2001 to April 30, 2002, at a price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the agreement.

In September 2000, the Company raised $761,000 as part of a $5,000,000 subordinated convertible debenture private placement. These debentures are convertible at $0.25 to $0.50, or $0.299 on average, for one common share and one share purchase warrant convertible into one share of the Company's common stock, which is exercisable at $0.625. If fully converted, this agreement would result in the issuance of 2,544,000 shares and 2,544,000 share purchase warrants.

In December 2000 the Company raised $100,000 through a subordinated convertible debenture private placement. These debentures are convertible at $0.50 for one common share and one share purchase warrant convertible into one share of the Company's common stock, which is exercisable at $0.625. If fully converted, this agreement would result in the issuance of 200,000 shares and 200,000 share purchase warrants.

In February 2001, the Company raised $665,000 through a convertible debenture private placement. These debentures are convertible at $0.05822 into 11,249,737 common shares at the option of the holder to April, 2002

13. Subsequent event

In August, 2001, the Company raised $100,000 from a shareholder as an unsecured demand note. This loan has no maturity date and carries an interest rate of 10%. As part of the arrangement, the shareholder received 650,000 share purchase warrants. Each warrant is convertible into an equivalent number of shares of the Company's common stock at $0.15 per share to June 30, 2002.



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


                  ICEBERG CORPORATION OF AMERICA


Date: September 27, 2001           By: /s/ Paul Benson
                                      Paul Benson,
                                      President & Director

Date: September 27, 2001           By: /s/ Ron Stamp
                                      Ron Stamp,
                                      Vice President & Director

Date: September 27, 2001           By: /s/ Lewis Stoyles
                                      Lewis Stoyles,
                                      Vice President & Director